Form 10-Q
period 2003-09-26
TRW AUTOMOTIVE INC
filed 2003-11-10
CIK 1174627

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ___________ to _________.

Commission File No. 333-106702

TRW Automotive Inc.

(Exact name of registrant as specified in its charter)

Delaware	3714	57-1140153
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification Number)
Incorporation or Organization)	Classification Code Number)

12025 Tech Center Drive
Livonia, Michigan 48150-2122
(734) 266-2600
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act)
Yes ☐ No ☒

The Company’s voting stock is not publicly traded and does not have a quantifiable market value. As of November 7, 2003, there were 100 shares of $0.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated and Combined Statements of Operations for the Three Months Ended September 26, 2003 and September 27, 2002 (unaudited)
Consolidated and Combined Statements of Operations for the Seven Months Ended September 26, 2003, the Two Months Ended February 28, 2003 and the Nine Months Ended September 27, 2002 (unaudited)
Condensed Consolidated and Combined Balance Sheets — September 26, 2003 (unaudited) and December 31, 2002
Condensed Consolidated and Combined Statements of Cash Flows for the Seven Months Ended September 26, 2003, the Two Months Ended February 28, 2003 and the Nine Months Ended September 27, 2002 (unaudited)
Notes to Unaudited Consolidated and Combined Interim Financial Statements
Note 1. Description of Business and Change of Ownership
Note 2. Basis of Presentation
Note 3. Significant Accounting Policies
Note 4. Acquisitions and Divestitures
Note 5. Subsequent Event
Note 6. Supplemental Cash Flow Information
Note 7. Other (Income) Expense — Net
Note 8. Operating Segments
Note 9. Inventories
Note 10. Restructuring
Note 11. Financing Arrangements
Note 12. Accounts Receivable Securitization
Note 13. Income Taxes
Note 14. Financial Instruments
Note 15. Comprehensive Earnings (Losses)
Note 16. Capital Stock
Note 17. Related Party Transactions
Note 18. Contingencies
Note 19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
SEC Review
Basis of Presentation
Company Overview
Automotive Environment
Acquisitions and Divestitures
Restructuring
Pension Plans
Critical Accounting Estimates
Results of operations on a pro forma basis
Total Company Analysis
Short period discussions on a historical basis
Segment results of operations
Liquidity and capital resources
Contractual obligations and commitments
Off-balance sheet arrangements
Environmental matters
Contingencies
Recent accounting pronouncements
Outlook
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-31(a) Certification Pursuant to Section 302
EX-31(b) Certification Pursuant to Section 302
EX-32(a) Certification Pursuant to Section 906
EX-32(b) Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRW Automotive Inc.
Consolidated and Combined Statements of Operations (unaudited)

	Successor	Predecessor

	Three Months Ended

	September 26,	September 27,
(Dollars in millions)	2003	2002

Sales	$2,536	$2,545
Cost of sales	2,294	2,248

Gross profit	242	297
Administrative and selling expenses	127	123
Research and development expenses	38	34
Amortization of intangible assets	9	3
Other income – net	(4)	(17)

Operating income	72	154
Interest expense	74	62
Interest income	(1)	(2)
Loss on retirement of debt	31	—
Losses on sales of receivables	—	1

(Losses) earnings before income taxes	(32)	93
Income tax (benefit) expense	(9)	36

Net (losses) earnings	$(23)	$57

See accompanying Notes to Unaudited Consolidated and Combined Interim Financial Statements.

TRW Automotive Inc.
Consolidated and Combined Statements of Operations (unaudited)

	Successor	Predecessor

	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended
	September 26,	February 28,	September 27,
(Dollars in millions)	2003	2003	2002

Sales	$6,453	$1,916	$7,956
Cost of sales	5,782	1,686	6,946

Gross profit	671	230	1,010
Administrative and selling expenses	302	100	386
Research and development expenses	92	27	108
Purchased in-process research and development	85	—	—
Amortization of intangible assets	19	2	11
Other (income) expense – net	(28)	4	(6)

Operating income	201	97	511
Interest expense	185	48	210
Interest income	(5)	(1)	(4)
Loss (gain) on retirement of debt	31	—	(4)
Losses on sales of receivables	25	—	5

(Losses) earnings before income taxes	(35)	50	304
Income tax expense	41	19	107

Net (losses) earnings	$(76)	$31	$197

See accompanying Notes to Unaudited Consolidated and Combined Interim Financial Statements.

TRW Automotive Inc.
Condensed Consolidated and Combined Balance Sheets

	Successor	Predecessor

	September 26,	December 31,
(Dollars in millions)	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$399	$188
Marketable securities	16	26
Accounts receivable	1,887	1,348
Inventories	631	608
Prepaid expenses	59	49
Deferred income taxes	39	144

Total current assets	3,031	2,363
Property, plant and equipment	2,588	6,281
Less accumulated depreciation and amortization	252	3,723

Total property, plant and equipment—net	2,336	2,558
Goodwill and other intangible assets	3,569	3,002
Less accumulated amortization	23	424

Total goodwill and other intangible assets—net	3,546	2,578
Prepaid pension cost	85	3,048
Other assets	450	401

	$9,448	$10,948

Liabilities, minority interests and stockholders’ investment
Current liabilities:
Short-term debt	$54	$327
Current portion of long-term debt	14	17
Trade accounts payable	1,485	1,407
Other current liabilities	1,289	1,004

Total current liabilities	2,842	2,755
Debt allocated from TRW	—	3,279
Long-term debt	3,270	302
Post-retirement benefits other than pensions	1,011	751
Deferred income taxes	66	731
Long-term liabilities	1,014	658

Total liabilities	8,203	8,476
Minority interests	50	81
Stockholders’ investment:
Parent company investment	—	2,738
Capital stock and paid-in-capital	1,216	—
Accumulated deficit	(76)	—
Accumulated other comprehensive earnings (losses)	55	(347)

Total stockholders’ investment	1,195	2,391

	$9,448	$10,948

See accompanying Notes to Unaudited Consolidated and Combined Interim Financial Statements.

TRW Automotive Inc.
Condensed Consolidated and Combined Statements of Cash Flows (unaudited)

	Successor	Predecessor

	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended
	September 26,	February 28,	September 27,
(Dollars in millions)	2003	2003	2002

Operating activities
Net (losses) earnings	$(76)	$31	$197
Adjustments to reconcile net (losses) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	278	84	372
Amortization of deferred financing fees	7	—	—
Pension and other post-retirement benefits, net of contributions	3	(28)	(200)
Purchased in-process research and development	85	—	—
Net gain on sale of assets	—	—	(12)
Loss (gain) on retirement of debt	31	—	(4)
Asset impairment charges	—	1	10
Deferred income taxes	—	(3)	48
Other—net	9	5	14
Changes in assets and liabilities, net of effects of businesses acquired or divested	(40)	(163)	(105)

Net cash provided by (used in) operating activities	297	(73)	320
Investing activities
Capital expenditures including other intangibles	(152)	(66)	(245)
Acquisitions, net of cash acquired	(3,291)	—	—
Acquisition transaction fees	(56)	—	—
Proceeds from divestitures	31	—	—
Proceeds from sale of assets	—	—	22
Other—net	17	(2)	(12)

Net cash used in investing activities	(3,451)	(68)	(235)
Financing activities
Increase (decrease) in short-term debt	(58)	(321)	147
Proceeds from debt in excess of 90 days	—	—	15
Principal payments on debt in excess of 90 days	(46)	(18)	(66)
Proceeds from issuance of long-term debt	3,085	—	—
Debt issue costs	(114)	—	—
Equity contribution from parent company	698	—	—
Net transfers from (to) parent company	—	503	(104)
Other—net	1	78	1

Net cash provided by (used in) financing activities	3,566	242	(7)
Effect of exchange rate changes on cash	(13)	(13)	(33)

Increase in cash and cash equivalents	399	88	45
Cash and cash equivalents at beginning of period	—	188	118

Cash and cash equivalents at end of period	$399	$276	$163

See accompanying Notes to Unaudited Consolidated and Combined Interim Financial Statements.

TRW Automotive Inc.
Notes to Unaudited Consolidated and Combined Interim Financial Statements

1.	DESCRIPTION OF BUSINESS AND CHANGE IN OWNERSHIP

Description of business

TRW Automotive Inc. (also referred to herein as “TRW”, the “Company” or the “Successor”) is among the world’s largest and most diversified suppliers of automotive systems, modules and components to global automotive vehicle manufacturers (“VMs”) and related aftermarkets. TRW conducts substantially all of its operations through subsidiaries. These operations primarily encompass the design, manufacture and sale of active and passive safety related products. Active safety related products principally refer to vehicle dynamic controls (primarily braking and steering), and passive safety related products principally refer to occupant restraints (primarily air bags and seat belts) and crash sensors. TRW is primarily a “Tier-1” supplier (a supplier which sells directly to VMs), with over 85% of its combined sales in 2002 made directly to VMs.

Change of ownership

On February 28, 2003 (the “Acquisition Date”), an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), through a newly-formed entity, TRW Automotive Holdings Corp. (“TRW Holdings”), caused its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase substantially all of the assets and assume substantially all of the liabilities (other than certain indebtedness) associated with TRW Inc.’s automotive business from Northrop Grumman Corporation (“Northrop”) for a purchase price of $4,443 million (excluding assumed debt of $210 million), subject to certain closing and post-closing adjustments (the “Acquisition”). Previously, on December 11, 2002, Northrop consummated an Agreement and Plan of Merger (the “Merger”) with TRW Inc., whereby Northrop acquired all of the outstanding common stock of TRW Inc., (and hence the entire TRW Inc. business, including the automotive business) in exchange for Northrop’s common shares. Upon completion of the Acquisition, a subsidiary of Northrop retained a 19.6% interest in TRW Holdings. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc.

TRW Holdings was capitalized by a cash equity contribution of $698 million (further described below) and contributed the $698 million in cash plus newly issued shares of its common stock having an implied value of $170 million to TRW Automotive Intermediate Holdings Corp. (“TRW Intermediate”), which is the direct parent of the Company. TRW Intermediate issued a $600 million face amount subordinated 8% pay-in-kind note due 2018 (the “Seller Note”) to an affiliate of Northrop to acquire the stock of certain TRW Inc. automotive subsidiaries. The Seller Note had an estimated fair value of $348 million as of the Acquisition Date. TRW Intermediate contributed such stock together with a cash equity contribution of $698 million and the $170 million of TRW Holdings common stock to the Company for 100% of the Company’s stock. TRW Intermediate has no independent operations or investments other than its investment in the Company, and will be dependent on the cash flows of the Company to repay the Seller Note upon maturity.

In connection with the Acquisition, the Company issued senior notes (the “Senior Notes”) and senior subordinated notes (the “Senior Subordinated Notes”) in a private offering, entered into new revolving credit and term loan facilities (the “Senior Secured Credit Facilities”) and initiated a trade accounts receivable securitization program (the “Receivables Facility”).

Funding for the cash portion of the purchase price of the Acquisition included $1,577 million in proceeds from the notes, $1,510 million in borrowings under the Company’s Senior Secured Credit Facilities, and a portion of the cash equity contribution primarily from affiliates of Blackstone, in exchange for shares of TRW Holdings. Employees of the Company and certain of its subsidiaries also made cash equity contributions in exchange for shares of TRW Holdings. In connection with the Acquisition, the Company incurred approximately $56 million in costs that have been capitalized and included as part of the purchase price (included in Goodwill).

On December 30, 2002, Koyo Seiko Co., Ltd. and Koyo Delaware, Inc. filed a complaint against TRW Inc. and its then wholly-owned subsidiary, TRW Automotive Holding Company, in the Circuit Court for Monroe County, Tennessee, alleging that TRW Inc. violated certain provisions of the partnership agreement with Koyo under which the parties formed TRW Koyo Steering Systems Company (“TKS”). On February 21, 2003, the Circuit Court for Monroe County, Tennessee, issued a temporary injunction prohibiting the sale of the partnership interest held by TRW Automotive Holding Company in TKS to any entity controlled by Blackstone, pending the final hearing of the matter. On March 7, 2003, Koyo Seiko filed a cross motion for partial summary judgment seeking a permanent injunction and other relief. On July 30, 2003, the court issued an order, which permanently enjoined TRW Inc. and its subsidiaries and affiliates from (i) selling or transferring all or any part of its partnership interest in TKS to Blackstone; (ii) assigning all or part of its rights under the TKS Partnership Agreement to Blackstone; and (iii) delegating all or part of its obligations under the TKS Partnership Agreement to Blackstone. On September 30, 2003, Northrop sold its 51% interest in TKS to Koyo Seiko, and an agreement was executed pursuant to which the litigation was settled.

The following unaudited pro forma financial data summarizes the results of operations for the three and nine months ended September 26, 2003 and September 27, 2002 as if the Acquisition had occurred as of January 1 of each period. Pro forma adjustments include the removal of the results of operations of TKS, elimination of a $43 million inventory write-up recorded as a result of the Acquisition, elimination of $85 million in purchased in-process research and development expense, adjustments to depreciation and amortization to reflect fair value of property, plant, equipment and identified intangible assets (with finite lives), the elimination of the amortization of unrecognized pension and other post retirement benefit losses, adjustment of corporate allocations to reflect estimated stand-alone costs, adjustments to interest expense to reflect the Company’s new capital structure, adjustments to losses on sales of receivables relating to the initiation costs of the Receivables Facility and certain corresponding adjustments to income tax expense. These pro forma amounts are not necessarily indicative of the results that would have been attained if the Acquisition had occurred at the beginning of each period presented or that may be attained in the future.

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
(Dollars in millions)	2003	2002	2003	2002

Sales	$2,536	$2,485	$8,326	$7,773
Operating income	$73	$165	$440	$548
Net (losses) earnings	$(23)	$58	$114	$218

2.	BASIS OF PRESENTATION

The following provides a description of the basis of presentation during all periods presented:

Successor — Represents the consolidated financial position of the Company as of September 26, 2003 and consolidated results of operations and cash flows for the seven months ended September 26, 2003 following the Acquisition. The financial position as of September 26, 2003 and results of operations and cash flows for the seven months ended September 26, 2003 reflect preliminary purchase accounting for the Acquisition (as described more fully below).

Predecessor — Represents the combined financial position of the automotive business of TRW Inc. for all periods prior to the Acquisition on February 28, 2003. This presentation reflects the historical basis of accounting without any application of purchase accounting for the Merger in any period presented, due to the temporary nature of Northrop’s ownership of TRW Inc.’s automotive business. Prior to the Merger on December 11, 2002, Northrop entered into the Master Purchase Agreement on November 18, 2002 with affiliates of Blackstone to sell TRW Inc.’s automotive business as discussed in Note 1. The extensive representations, warranties and restrictions on Northrop’s conduct prior to the closing of the Acquisition in the Master Purchase Agreement severely limited any actions that could have been taken by Northrop during its brief and temporary ownership of TRW Inc.’s automotive business.

The financial position, results of operations and cash flows of the Successor excludes, while the Predecessor includes (in all periods presented) the financial position, results of operations and cash flows of TKS.

The consolidated and combined statements of operations include expenses recorded by the Predecessor or directly charged to the Predecessor by TRW Inc. for periods prior to the Merger and by Northrop for periods prior to the Acquisition. In addition, the statements of operations include an allocation of general and administrative corporate expenses from TRW Inc. and Northrop to reflect the services provided to the Predecessor or benefits received by the Predecessor. These services primarily consisted of general corporate management and governance, finance and accounting, treasury and risk management, human resources and benefits administration, legal, management information services and other shared support services. The TRW Inc. allocation was $18 million and $59 million for the three and nine months ended September 27, 2002, respectively. The Northrop allocation was $8 million for the two months ended February 28, 2003. The allocations are reported in administrative and selling expenses in the consolidated and combined statements of operations. These allocations were computed using TRW Inc.’s and Northrop’s internal allocation methodology, which was based upon an established percentage of costs applied to the cost of operations (sales less earnings (losses) before taxes from continuing operations). The allocation to the Company represented a pro-rata share of such expenses, based on the ratio of its cost of operations (as defined above) to TRW Inc.’s total cost of operations (excluding allocable corporate expenses). Given that TRW Inc. and Northrop provided such support services for the benefit of their entire organizations, it would have been impractical to allocate such expenses in a more direct manner. Accordingly, management believes that this was a reasonable method for allocating such expenses. However, as the scale of operations and nature of the business of TRW Inc. differed from that of the Company, these allocations are not necessarily representative of the operating expenses that would have been incurred had the Predecessor operated on a stand-alone basis.

The accompanying unaudited consolidated financial statements of the Successor and unaudited combined financial statements of the Predecessor have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the seven months ended September 26, 2003 of the Successor are not necessarily indicative of results that may be expected for the ten-month fiscal period ending December 31, 2003.

The unaudited consolidated financial statements as of and for the seven months ended September 26, 2003 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available.

The primary reasons for Blackstone’s acquisition of TRW Inc.’s automotive business, and the primary factors that contributed to a purchase price that resulted in recognition of goodwill, include:

•	Blackstone’s belief that the Company is the only supplier that combines a broad customer base and geographic diversity with leading positions in both key active safety technologies and key passive safety technologies. Blackstone’s belief that there are significant opportunities to enhance automotive safety through new technology that uses information from active safety systems to optimize the performance of passive safety systems, and the Company’s leading positions in both active and passive safety technologies which will allow the Company to benefit from this convergence;

•	The Company’s geographically diverse global manufacturing base which offers an advantage over many of its competitors, including allowing the Company to leverage sales to a customer in one location, or for one product, into sales to that customer in other locations and for other products while limiting exposure to the risks of any one geographic economy, product line or major customer; and

•	The proven capabilities of the Company’s assembled, experienced management team to execute the Company’s strategy.

Other considerations affecting the value of goodwill include:

•	The potential for improved earnings gained from operating as a stand-alone automotive company with focused management effort;

•	The potential for more efficient resource management when operated as a stand-alone automotive company;

•	The ability of the assembled workforce to develop future innovative technologies, as has been done in the past;

•	The ability of the assembled workforce to drive significant annual cost reductions to maximize profitability; and

•	The application of purchase accounting, particularly for such items as pension, OPEB and deferred tax liabilities for which significant reserve balances were recorded with no corresponding significant short-term cash outflows.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition:

At
(Dollars in millions)	March 1, 2003

Cash and cash equivalents	$276
Accounts receivable	1,630
Inventories	665
Other current assets	69
Property, plant and equipment	2,359
Intangible assets not subject to amortization - trademarks	292
Intangible assets subject to amortization:
Developed technology (8 years)	79
Customer relationships (20 years)	451
Other long-term assets	512
Purchased in-process research and development	85
Goodwill	2,660

Total assets acquired	9,078

Accounts payable and other current liabilities	2,594
Long-term debt assumed	210
Deferred income taxes	27
Post-retirement benefits other than pensions	1,004
Other long-term liabilities	1,052

Total liabilities assumed	4,887

Net assets acquired	$4,191

Net assets acquired as presented above includes the effect of the discount to fair value of the Seller Note as of the Acquisition date (see Note 1). Cash and cash equivalents, accounts receivable, other current assets, and accounts payable and other current liabilities were stated at historical carrying values, given the short-term nature of these assets and liabilities. The Company’s projected pension, post-retirement and post-employment benefit obligations and assets, for which valuations are in process, have been reflected in the current allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on preliminary computations of independent actuaries engaged by the Company. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s best estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Valuation allowances have been established against those assets for which realization is not likely, namely in the U.S., as losses are currently being generated in that tax jurisdiction. Property, plant and equipment have been recorded at estimated fair value based on preliminary work performed by independent appraisers, and inventory and debt outstanding as of the effective date of the Acquisition based on management’s judgments and estimates. The Company also recorded a $37 million reserve, primarily for severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside the U.S. to be paid over the next several years in accordance with local law. The Company is continuing to evaluate its restructuring plans and additional adjustments to the preliminary purchase price allocation may be required in subsequent periods.

The Company has also engaged independent appraisers to provide fair values of intangible assets acquired, including purchased in-process research and development, trademarks, developed technology and customer relationships.

The Company has recorded a one-time charge for purchased in-process research and development (“Purchased IPR&D”) expenses of $85 million. The value of Purchased IPR&D was comprised of 21 ongoing development projects, which ranged from 5% to 95% complete at the Acquisition date. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

Developed technology and trademarks were valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technologies that have been valued under this approach are innovative and technological advancements within the safety business. A total value of $79 million has been allocated to developed technologies and will be amortized over 8 years.

The trademarks have been valued at $292 million and assigned an indefinite life. The Company holds a number of trademarks covering its products including “TRW,” “Lucas,” and “Kelsey-Hayes.” These trademarks represent the goodwill and reputation that the Company has built up through the years by selling high-quality products to its customers. A number of third parties have entered into license agreements with the Company pursuant to which they pay royalty fees in exchange for the right to apply its trademarks to their products.

Customer relationships were valued using an excess earnings approach after considering a fair return on fixed assets, working capital, trademarks, technology, and assembled workforce. A value of $451 million has been assigned to customer relationships and will be amortized on a straight-line basis over 20 years.

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values.

The resulting goodwill after all identifiable intangible assets have been valued was approximately $2.7 billion. Goodwill and trademarks will be subject to annual impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

The unaudited consolidated statement of operations for the seven months ended September 26, 2003 includes $43 million in cost of sales representing the write-off of the inventory adjustment recorded in purchase accounting relating to the sale of inventory on hand as of the Acquisition date that was sold during this period, depreciation adjustments correlating to the fair value adjustments to property, plant and equipment, amortization of identified intangible assets and fair value adjustments to assumed debt obligations, among other changes resulting from the application of purchase accounting.

The amounts that the Company may record based on the final assessment and determination of fair values may differ from the information presented in the unaudited consolidated balance sheet and statement of operations. Amounts allocated to net tangible assets and intangible assets may be revised and depreciation and amortization methods and useful lives may differ from those used in these unaudited interim financial statements, any of which could result in a change in depreciation and amortization expense.

These unaudited interim financial statements should be read in conjunction with the audited combined financial statements and accompanying notes of the Predecessor as of and for the year ended December 31, 2002, included in Amendment No.3 to the Company’s Registration Statement on Form S-4 (the “S-4”) filed with the SEC on November 5, 2003.

3.	SIGNIFICANT ACCOUNTING POLICIES

The Company is continuing to evaluate its accounting policies, but has generally adopted the accounting policies of the Predecessor. These accounting policies are subject to change as this analysis is completed. Several significant accounting policies adopted by the Successor have been detailed further below.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including fair value adjustments made to date in accounting for the Acquisition – see Note 2), disclosures of contingent assets and liabilities and reported amounts in the consolidated statements of operations. Actual results could materially differ from those estimates.

Debt issuance costs. Approximately $114 million of total costs incurred with the issuance of the Company’s Senior Secured Credit Facilities, Senior Notes and Senior Subordinated Notes were capitalized and are being amortized over the lives of the related indebtedness ranging from periods of 6 to 10 years. In connection with the July 2003 refinancing of certain portions of this debt, the Company expensed approximately $31 million of these costs in the fiscal quarter ended September 26, 2003 (see Note 12).

Accounts receivable securitization. The Receivables Facility (which is further described in Note 13) can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet, or conversely, are removed from the consolidated balance sheet, depends on the level of the multi-seller conduits’ loans to the Borrower. When such level is at least 10% of the fair value of all of the Borrower’s assets (consisting principally of receivables sold by the Sellers), the securitization transactions are accounted for as sales of receivables under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and are removed from the balance sheet. Costs associated with the off-balance sheet Receivables Facility are recorded as losses on sales of receivables in the Company’s consolidated statement of operations. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables. However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the Borrower’s assets, the Company is required to consolidate the Borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on the Company’s consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Income taxes. The Company’s results of operations for the seven months ended September 26, 2003 will be included in the consolidated income tax returns filed by TRW Holdings for the tax year ending December 31, 2003. Income tax expense in the Company’s consolidated and combined statements of operations were calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), on a separate-return basis, as if the Company had operated as a stand-alone entity in all periods presented. The Predecessor’s operations through February 28, 2003 will be included in the consolidated income tax returns filed by Northrop (see Notes 1 and 2 and Note 13).

Accounting for stock-based compensation. At December 31, 2002 and February 28, 2003, Northrop issued certain stock options to certain Predecessor employees that are described more fully in Note 19 to the 2002 combined financial statements included in the S-4. Each of these options are for shares of Northrop.

Since the Acquisition, TRW Holdings has issued approximately 86,000 options in TRW Holdings’ common stock to certain Company employees. These options have a 10 year life, vest 20% per year over 5 years, and have the following exercise prices: 50% equal to fair value of the underlying stock on the date of grant, 40% equal to 2 times the fair value on the date of grant and 10% equal to 3 times the fair value on the date of grant.

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for those plans. No stock-based employee compensation expense has been reflected in net (losses) earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net (losses) earnings as if the Company applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”), for all periods presented:

	Successor		Predecessor

	Three Months	Seven Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 26,	September 26,	September 27,	September 27,
(Dollars in millions)	2003	2003	2002	2002

Net (losses) earnings, as reported	$(23)	$(76)	$57	$197
Add: Stock-based compensation as reported	—	—	—	—
Deduct: Total stock-based employee compensation determined under fair value method for all awards, net of related tax effects	2	5	2	7

Pro forma net (losses) earnings	$(25)	$(81)	$55	$190

Warranties. The Company records product warranty liabilities based upon management estimates including such factors as the written agreement between the Company and the customer, the length of the warranty period, the historical performance of the product, likely changes in performance of newer products and the mix and volume of products sold. The liability is reviewed on a regular basis and adjusted to reflect actual experience.

The following table presents the movement in the product warranty liability for each of the interim periods presented:

				Change in
		Current	Used for	estimates
	Beginning	period	purposes	and	Ending
(Dollars in millions)	balance	accruals	intended	translation	balance

Year ended December 31, 2002	$61	$49	$(45)	$(22)	$43
Two months ended February 28, 2003	$43	$8	$(5)	$—	$46
Three months ended September 26, 2003	$50	$7	$(4)	$(1)	$52
Seven months ended September 26, 2003	$46	$20	$(15)	$1	$52

Apart from product warranties, the Company also incurs recall costs when it or a customer decides to recall a product through a formal campaign, soliciting the return of specific products due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part. Currently, we are following the accounting policy for recalls of the Predecessor. As such, when a decision to recall a product has been made for which we bear some responsibility, we record the estimated cost to us of the recall as a charge to net earnings in that period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5., “Accounting for Contingencies” (“SFAS 5”). In making estimates relating to product recalls, judgment is required as to the number of units to be returned, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which our supplier will share in the recall cost. As a result, our actual recall costs could be significantly different from our estimated costs.

The Company is planning to implement a new accounting policy for recalls. The Company has engaged third-party actuaries to run loss histories for the purpose of establishing loss projections. Under the new policy, the Company will accrue for recalls upon the shipment of product, based on actuarial projections of potential recall costs. The valuation work is expected to be complete in the fourth quarter and the new accounting policy will be finalized and implemented at that time. The Company does not expect the adoption of this policy to have a material effect on reported results of operations or cash flows.

Recent accounting pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The Predecessor adopted SFAS 143 on January 1, 2003 and the adoption did not have a material impact on the combined financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”). SFAS 145 also amends SFAS No. 13, “Accounting for Leases” (“SFAS 13”), requiring certain modifications to capital leases to be treated as sale-leaseback transactions and to subleases when the original lessee remains a secondary obligor, or guarantor.

The Predecessor adopted the provisions of SFAS 145 related to the rescission of SFAS 4 on January 1, 2003. In the first quarter of 2002, the Predecessor completed an unsolicited repurchase of £5.4 million (approximately $8 million) of the 10.875% debentures due 2020 issued by a subsidiary. The repurchase resulted in an extraordinary gain of $4 million before taxes and $2 million after taxes. The extraordinary gain recorded for the extinguishment of debt in the first quarter of 2002 has been reclassified into earnings from operations in the accompanying financial statements. The remaining provisions of SFAS 145 were effective for transactions and reporting subsequent to May 15, 2002 and were adopted by the Predecessor as of that date. The adoption of these provisions did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The Predecessor adopted SFAS 146 on January 1, 2003 and the adoption had no material effect on the combined financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which expands the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of these provisions did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 now apply to older variable interest entities in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure requirements apply in all financial statements initially issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Predecessor’s or the Company’s financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 requires that contracts with comparable characteristics be accounted for similarly, and is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after that date. The Company adopted SFAS 149 as of the beginning of the fiscal quarter ending September 26, 2003 and this adoption did not have a material impact on reported financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that these instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and the other provisions are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Company’s reported financial position.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

4.	ACQUISITIONS AND DIVESTITURES

On April 8, 2003, the Company sold its 21.8% equity interest in TOYODA TRW Automotive Inc. (“Toyoda”) to its joint venture partner, Toyoda Machine Works, Ltd. The Company had previously accounted for its interest in Toyoda under the equity method, and classified this investment in “Other assets” (long-term) in its consolidated and combined balance sheets. On June 27, 2003, the Company sold its 60% stake in Quality Safety Systems Company (“QSS”), a Canadian seatbelt joint venture, to a subsidiary of its partner, Tokai Rika Co., Ltd. Through the sale date, QSS’s financial position and results of operations were included in the Company’s consolidated and combined financial statements. Proceeds from these divestitures were approximately $31 million, net of cash retained in the QSS business.

On June 26, 2003, the Company acquired sole ownership of the immediate parent of Autocruise, S.A. (“Autocruise”) by acquiring for nominal consideration the equity interest held by its former joint venture partner, Thales Group. Autocruise, operating a custom-built facility in Brest, France, designs and manufactures radar-based adaptive cruise control systems, principally sold in certain European markets.

On September 22, 2003, the Company entered into a 50/50 joint venture with Group Michelin. Organized as EnTire Solutions, LLC, the joint venture will focus on the development, marketing, manufacture and sale of advanced direct tire pressure monitoring systems for passenger cars and light trucks.

5.	SUBSEQUENT EVENT

On February 18, 2003, the Company issued notes in a private offering. The Company agreed to consummate an exchange offer to exchange these privately issued notes for notes registered under the Securities Act of 1933. Accordingly, the Company filed a registration statement on Form S-4 with the SEC. The registration statement, as amended, was declared effective by the SEC on November 5, 2003 and the Company commenced the exchange offer on such date. The exchange offer will expire at midnight on December 4, 2003.

6.	SUPPLEMENTAL CASH FLOW INFORMATION

A portion of the Acquisition purchase price was financed with non-cash consideration. As described more fully in Note 1 above, TRW Intermediate issued the Seller Note to an affiliate of Northrop to acquire the stock of certain TRW automotive subsidiaries. TRW Intermediate contributed these acquired subsidiaries, with a deemed fair value of $348 million, to the Company. TRW Intermediate also contributed the $170 million of Holdings common stock to the Company. The Company transferred these Holdings shares to a subsidiary of Northrop as part of the purchase price. In addition, the purchase price included a preliminary post-closing adjustment estimate recorded by the Company as short-term debt.

On July 22, 2003, the Company refinanced certain borrowings in a non-cash transaction, as described more fully in Note 11.

7.	OTHER (INCOME) EXPENSE - NET

	Successor	Predecessor	Successor	Predecessor

	Three Months			Two Months
	Ended	Three Months	Seven Months	Ended	Nine Months
	September 26,	Ended	Ended	February 28,	Ended
(Dollars in millions)	2003	September 27, 2002	September 26, 2003	2003	September 27, 2002

Unrealized net foreign currency exchange (gains) losses	$—	$2	$(16)	$4	$3
Net gain on sale of assets	—	(7)	—	—	(12)
Asset impairments	—	7	—	1	9
Earnings of affiliates	(3)	(3)	(5)	(1)	(5)
Minority interest	3	5	8	4	16
Miscellaneous other income - net	(4)	(21)	(15)	(4)	(17)

	$(4)	$(17)	$(28)	$4	$(6)

8.	OPERATING SEGMENTS

	Successor	Predecessor	Successor	Predecessor

	Three Months	Three Months	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 26,	September 27,	September 26,	February 28,	September 27,
(Dollars in millions)	2003	2002	2003	2003	2002

Sales:
Chassis Systems	$1,473	$1,485	$3,715	$1,110	$4,552
Occupant Safety Systems	725	732	1,871	555	2,346
Other Automotive	338	328	867	251	1,058

	$2,536	$2,545	$6,453	$1,916	$7,956

(Losses) earnings before taxes:
Chassis Systems	$29	$55	$60	46	214
Occupant Safety Systems	53	48	132	53	164
Other Automotive	24	47	65	26	120

Segment profit before taxes	106	150	257	125	498
Corporate expense and other	(30)	(44)	(46)	(30)	(121)
Financing costs	(103)	(58)	(238)	(47)	(209)
Net employee benefits (expense) income	(5)	45	(8)	2	136

(Losses) earnings before taxes	$(32)	$93	$(35)	$50	$304

9.	INVENTORIES

	Successor	Predecessor

	September 26,	December 31,
(Dollars in millions)	2003	2002

Finished products and work in process	$374	$368
Raw materials and supplies	257	240

	$631	$608

10.	RESTRUCTURING

Accruals for severance costs and plant closing accruals related to restructuring plans, including reorganizing and downsizing operations, were $61 million at December 31, 2002.

For the two months ended February 28, 2003, the Predecessor recorded charges of $3 million for severance and costs related to the consolidation of certain facilities, while payments made during the period totaled $13 million.

In connection with the Acquisition, the Company assumed liabilities (subject to certain exceptions) totaling approximately $51 million for various restructuring activities, primarily related to involuntary severance obligations and costs to exit certain activities. For the three months and seven months ended September 26, 2003, the Company recorded charges of $13 million and $16 million, respectively, for severance and costs related to the consolidation of certain facilities, while payments made during the same periods were $17 million and $29 million, respectively. Additionally, the Company recorded a $37 million reserve in purchase accounting, primarily for severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside of the United States to be paid over the next several years in accordance with local law.

		Provision

					Used for
	Beginning	Administrative	Cost of	Purchase Price	Purposes	Ending
(Dollars in millions)	Balance	and Selling	Sales	Allocation	Intended	Balance

Three months ended September 27, 2002	$103	$2	$5	$—	$(30)	$80
Nine months ended September 27, 2002	$145	$2	$14	$—	$(81)	$80
Two months ended February 28, 2003	$61	$1	$2	$—	$(13)	$51
Three months ended September 26, 2003	$79	$5	$8	$—	$(17)	$75
Seven months ended September 26, 2003	$51	$8	$8	$37	$(29)	$75

Of the $75 million restructuring reserve accrued at September 26, 2003, approximately $49 million is expected to be paid through 2004, and approximately $23 million relates to involuntary employee termination arrangements outside the United States to be paid over the next several years in accordance with local law.

11.	FINANCING ARRANGEMENTS

Total outstanding debt of the Company as of September 26, 2003 and the Predecessor as of December 31, 2002 consisted of the following:

	Successor	Predecessor

(Dollars in millions)	September 26, 2003	December 31, 2002

Short-term debt	$54	$327

Long-term debt
Senior Notes	$1,155	$—
Senior Subordinated Notes	444	—
Term Loan A facility	210	—
Term Loan B facility	—	—
Term Loan C facility	1,259	—
Revolving credit facility	—	—
7.25% Series A Revenue Bonds due 2004	6	6
10.875% Lucas Industries Limited debentures due 2020	175	265
Capitalized leases	18	32
Other borrowings	17	16

Total long-term debt	3,284	319
Less current portion	14	17

	3,270	302
Debt allocated from TRW	—	3,279

Total long-term debt	$3,270	$3,581

In connection with the Acquisition, the Company issued Senior Notes and Senior Subordinated Notes in a private offering and entered into new Senior Secured Credit Facilities. In addition, the Company assumed certain debt instruments existing at the Acquisition including 10-7/8% debentures previously issued by Lucas Industries Limited (formerly known as Lucas Industries plc) due 2020 at face amount of $149 million and a fair value at the Acquisition Date of $167 million, and certain other borrowings, including accrued interest, totaling approximately $60 million.

The Senior Notes consist of $925 million, 9-3/8% Senior Notes and €200 million, 10-1/8% Senior Notes, both due February 15, 2013. The Senior Subordinated Notes consist of $300 million, 11% Senior Subordinated Notes and €125 million, 11-3/4% Senior Subordinated Notes, both due February 15, 2013. Interest is payable semi-annually on February 15 and August 15. The Senior Notes are unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis, in each case by substantially all existing and future wholly owned domestic subsidiaries and by TRW Automotive Finance (Luxembourg) S.a.r.l. (“TRW Luxembourg”), a restricted Luxembourg subsidiary.

The Senior Secured Credit Facilities consist of a secured revolving credit facility and various senior secured term loan facilities. The six-year revolving credit facility, through a syndication of lenders, provides for borrowings up to $500 million including the availability of letters of credit, a portion of which is available in various foreign currencies and bears interest at a rate equal to an applicable margin plus, at the Company’s option, either a) a base rate determined by reference to the higher of 1) the prime rate or 2) the federal funds rate plus 1/2% or b) LIBOR or a euro currency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing, each as adjusted for an applicable margin ranging from 1-1/4% to 4-3/4% depending on the type of borrowing and the leverage ratio of the Company, as defined in the agreement. Interest is generally due quarterly in arrears, and is also due upon the expiration of any particular loan. The Company is required to pay a commitment fee in respect of the undrawn portion of the revolving commitments at a rate equal to 3/4% per annum (which may be reduced under certain circumstances) and customary letter of credit fees. As of September 26, 2003, the Company had approximately $41 million in outstanding letters of credit, none of which had been drawn against.

The term loans generally bear interest at the same rates as the revolving credit facility. The Senior Secured Credit Facilities are unconditionally guaranteed on a senior secured basis by TRW Holdings and, subject to certain exceptions, each existing and future domestic subsidiary of TRW Holdings (other than the Company’s receivables subsidiaries), including TRW Intermediate, and guaranteed by TRW Luxembourg. In addition, all obligations under the Senior Secured Credit Facilities and the guarantees of those obligations are secured by substantially all the assets of TRW Holdings, the Company and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the Senior Secured Credit Facilities, and foreign guarantees of such obligations are subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.

The six-year tranche A term loan was issued in a face amount of $410 million while eight-year tranche B term loans were issued in a face amounts of $1,030 million and approximately €65 million. On July 22, 2003, the Company refinanced $200 million of the borrowings under its tranche A term loan facility and all of the borrowings under its tranche B term loan facilities with approximately $1,150 million and €95 million in the form of new tranche C term loan facilities under its Senior Secured Credit Facility, currently bearing interest at 4.13% and 5.10625% per annum, respectively. The net proceeds from these borrowings, together with approximately $46.2 million of available cash on hand, were used to refinance all of the outstanding tranche B loans and $200 million of the tranche A term loan previously borrowed under this facility. The refinanced tranche A term loan and tranche B term loans debt had a weighted average stated interest of approximately 5.3% per annum and, as a result of this refinancing, the Company expects to realize an annual reduction in its cash interest expense of approximately $10 million.

The term loans amortize each year generally in equal quarterly amounts (or in the case of the period after December 31, 2009 with respect to tranche C term loan facilities, in quarterly amounts until the maturity date) in the following approximate principal amounts (in millions) for each year set forth below.

(Amounts in millions)

	Term loan A	Term loan C	Term loan C

	dollar	dollar	euro
	denominated	denominated	denominated
Years ending December 31,	facility	facility	facility

2003	$—	$—	€—
2004	—	8.62	0.71
2005	—	11.50	0.95
2006	—	11.50	0.95
2007	84.44	11.50	0.95
2008	99.94	11.50	0.95
2009	25.62	11.50	0.95
Thereafter	—	1,083.88	89.54

Total	$210.00	$1,150.00	€95.00

The Senior Secured Credit Facilities, Senior Notes and Senior Subordinated Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing the Company’s indebtedness, including the Senior Notes and Senior Subordinated Notes and the Receivables Facility, and change the business conducted by the Company and its subsidiaries. In addition, the Senior Secured Credit Facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Secured Credit Facilities. As of September 26, 2003, the Company was in

compliance with all of its financial covenants.

12.	ACCOUNTS RECEIVABLE SECURITIZATION

The Receivables Facility provides up to $600 million in funding. On February 28, 2003, certain subsidiaries of the Company (“the Sellers”) signed a Receivables Purchase Agreement and began selling trade accounts receivable (the “Receivables”) originated by them and certain of their subsidiaries as sellers in the United States through the Receivables Facility. Receivables are sold to TRW Automotive Receivables LLC (the “Transferor”) at a discount. The Transferor is a bankruptcy remote special purpose limited liability company that is a wholly-owned subsidiary of the Company. The Transferor’s purchase of Receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (“Borrower”). Under the terms of the Transfer Agreement, the Borrower purchases all Receivables sold to the Transferor. The Borrower is a bankruptcy remote qualifying special purpose limited liability company that is wholly owned by the Transferor and is not consolidated when certain requirements are met as further described in Note 3.

Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the Borrowers’ purchase of Receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued for the difference between Receivables purchased and cash borrowed through the facility. The Sellers act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum. The usage fee under the Receivables Facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the Receivables Facility. These rates are per annum and payments of these fees are made to the Lenders monthly.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance for the week as of Friday of the previous week. This balance is reported no later than the third business day of the subsequent week to the lenders. Availability is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on the terms of this facility and the criteria described above, approximately $463 million of the Company’s total reported accounts receivables balance as of September 26, 2003 was considered eligible for borrowings under this facility, of which approximately $370 million would have been available for funding. At the date of initial funding, the Company securitized $150 million in receivables. In addition, during the seven months ended September 26, 2003, the Company securitized $70 million in receivables. As these amounts were collected from customers and no borrowings were outstanding under the Receivables Facility at September 26, 2003, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of the Borrower’s assets and, therefore, the financial statements of the Borrower were included in our consolidated financial statements as of September 26, 2003.

Prior to the Merger, TRW Inc. had a $350 million accounts receivable securitization agreement, later reduced to $325 million, with a financial institution and several financial conduits. TRW Inc. established a wholly-owned, fully-consolidated, bankruptcy-remote, special purpose subsidiary, TRW Receivables Inc., which is included in the combined historical financial statements of the Predecessor, for the purpose of purchasing accounts receivable of TRW Inc. and the Predecessor, including receivables purchased by TRW Inc. from certain of its and the Predecessor’s subsidiaries, and selling an undivided interest in the receivables to the financial conduits. The agreement provided that collection of receivables was to be reinvested in new accounts receivable. In accordance with the agreement, TRW Inc. serviced and collected the receivables on behalf of the financial conduits. The conduits and the special purpose subsidiary had no recourse to other assets of the Predecessor or of TRW Inc. for failure of debtors to pay when due. For the nine months ended September 27, 2002, net cash proceeds from account receivables securitized were $43 million. This accounts receivable securitization program was terminated in December 2002.

The company does not own any variable interests in the multi-seller conduits, as that term is defined in FIN 46.

13.	INCOME TAXES

For the seven months ended September 26, 2003, the Company recorded income tax expense using an estimated effective tax rate of 82% on pretax net earnings, excluding the charge for purchased in-process research and development. In accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 96-7, “Accounting for Deferred Taxes on In-Process Research and Development Activities Acquired in a Purchase Business Combination”, no tax benefit was recorded on the write-off of purchased in-process research and development. This effective tax rate is based on current projections for earnings and losses in the tax jurisdictions in which the Company does business and will be subject to tax for the fiscal period ending December 31, 2003, and takes into consideration the effect of purchase accounting adjustments recorded to date. The effective rate is substantially higher than the U.S. statutory rate of 35% primarily as a result of current losses in the U.S. The Company has recorded a full valuation allowance against the benefits for such losses in its current tax provision. The estimated effective tax rate for the four months ended June 26, 2003 was 61%. The provision for the three months ended September 26, 2003 reflects a net adjustment of $17 million to record the tax provision for the seven months ended September 26, 2003, based on the Company’s latest estimate of the projected effective tax rate of 82%. The estimated effective tax rate for fiscal 2003 is subject to change, pending final purchase accounting adjustments, changes in estimated earnings and losses for the fiscal period and the mix of such earnings and losses in different tax jurisdictions.

For the nine months ended September 27, 2002 and the two months ended February 28, 2003, the combined statements of operations include an allocation to the Predecessor of TRW Inc.’s and Northrop’s income taxes (credits), respectively, in amounts generally equivalent to the provisions that would have resulted had the combined entities filed separate income tax returns for the periods presented.

14.	FINANCIAL INSTRUMENTS

In connection with the Receivables Facility, the Company entered into certain credit default swaps designed to protect the Company and the conduit lenders in the event of changes in the credit ratings of certain of the Company’s significant customers. The changes in the fair value of the credit default swaps are recorded through net earnings (losses) as part of losses on sales of receivables or interest expense, depending on whether or not the program qualifies, at any given time, for off-balance sheet presentation, respectively (see Note 3). Fees associated with the origination of the credit default swaps have been deferred and are being amortized over the 6-year life of these swaps.

15.	COMPREHENSIVE EARNINGS (LOSSES)

The components of comprehensive earnings (losses), net of related tax, are as follows:

	Successor	Predecessor	Successor	Predecessor

	Three Months	Three Months	Seven Months	Two Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 26,	September 27,	September 26,	February 28,	September 27,
(Dollars in millions)	2003	2002	2003	2003	2002

Net (losses) earnings	$(23)	$57	$(76)	$31	$197
Foreign currency translation gains (losses) - net	10	(54)	59	(58)	95
Realized (gains) losses on securities	—	2	—	—	1
Realized net gains on cash flow hedges	(5)	(2)	(4)	—	(1)

Comprehensive (losses) earnings	$(18)	$3	$(21)	$(27)	$292

The components of accumulated other comprehensive earnings (losses), net of tax, are as follows:

	Successor	Predecessor

(Dollars in millions)	September 26, 2003	December 31, 2002

Foreign currency translation gains (losses) - net	$59	$(178)
Deferred cash flow hedges	(4)	—
Minimum pension liability adjustments	—	(169)

Accumulated other comprehensive earnings (losses)	$55	$(347)

16.	CAPITAL STOCK

The Company was incorporated in Delaware on November 27, 2002 with a capitalization of 100 shares of $0.01 par value common stock authorized. In connection with the Acquisition, 100 shares were issued to TRW Intermediate on February 28, 2003 (see Note 1).

17.	RELATED PARTY TRANSACTIONS

As part of the Acquisition, the Company executed a Transaction and Monitoring Fee Agreement with Blackstone whereby Blackstone agreed to provide the Company monitoring, advisory and consulting services including advice regarding (i) structure, terms and negotiation of debt and equity offerings; (ii) relationships with the Company and its subsidiaries’ lenders and bankers; (iii) corporate strategy; (iv) acquisitions or disposals and (v) other financial advisory services as more fully described in the agreement. Pursuant to this agreement, the Company paid Blackstone a transaction fee of $49 million, which has been capitalized and included as part of purchase price (allocated to Goodwill). The Company has agreed to pay an annual monitoring fee of $5 million for these services, approximately $1 million and $3 million of which is included in the unaudited consolidated statement of operations for the three and seven months ended September 26, 2003, respectively.

The combined statements of operations include approximately $18 million and $59 million of administrative and selling expenses and $52 million and $183 million of interest expense allocated from TRW Inc. for the three and nine months ended September 27, 2002, respectively. The combined statements of operations for the two months ended February 28, 2003 also include $8 million of administrative and selling expenses and $43 million of interest expense allocated from Northrop (see Note 2).

18.	CONTINGENCIES

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, covering a wide range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and environmental matters. In addition, the Company and its subsidiaries are conducting a number of environmental investigations and remedial actions at current and former locations of certain of the Company’s subsidiaries. Along with other companies, certain subsidiaries of the Company have been named potentially responsible parties for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company or the relevant subsidiary. A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of Company environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At September 26, 2003, the Company had reserves for environmental matters of $99 million. The Company believes any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, the Company cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at September 26, 2003, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial position.

In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation.

Kelsey-Hayes Company became a wholly owned subsidiary of TRW Inc. upon TRW Inc.’s acquisition of Lucas Varity in 1999 and became a subsidiary of the Company upon the Acquisition. The Company has cooperated with the investigation and is unable to predict the outcome of the investigation at this time.

On May 6, 2002, ArvinMeritor Inc. filed suit against TRW Inc. in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that TRW Inc. supplied to ArvinMeritor and the recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement from TRW Inc. for the costs associated with both the products recalled by TRW Inc. and those recalled by ArvinMeritor on its own. ArvinMeritor is seeking $18.3 million in damages plus legal fees, administrative expenses and interest. Management believes that the Company has meritorious defenses and intends to defend vigorously the claims asserted against the Company, but cannot predict the outcome of this lawsuit.

On October 1, 2002, International Truck & Engine Corporation notified the National Highway Traffic Safety Administration, or NHTSA, of a program to affect a voluntary safety recall of hydraulic anti-lock brake systems electronic control units manufactured by Kelsey-Hayes Company. On October 1, 2002, International Truck’s parent company filed a current report on Form 8-K in which it disclosed that it seeks to recover costs associated with its recall from the manufacturer of the electronic control units and indicated that it expects to record a pre-tax charge of approximately $51 million for estimated recall costs. On October 3, 2002, Kelsey-Hayes Company filed a declaratory judgment action against International Truck in the Circuit Court for the County of Oakland, Michigan seeking a judgment declaring that International Truck has no right to recover any of the costs associated with the voluntary recall. On November 22, 2002, International Truck filed an answer and counterclaim. On December 20, 2002, Kelsey-Hayes Company filed an answer to the counterclaims of International Truck & Engine Corporation. The parties reached an agreement to settle this dispute on September 10, 2003 and the settlement does not have a material effect on the Company’s financial position, results of operations, or cash flows.

On December 30, 2002, Koyo Seiko Co., Ltd. and Koyo Delaware, Inc. filed a complaint against TRW Inc. and its then wholly-owned subsidiary, TRW Automotive Holding Company, in the Circuit Court for Monroe County, Tennessee, alleging that TRW Inc. violated certain nonassignment and other provisions of a 1988 partnership agreement with Koyo, under which the parties formed TKS, by agreeing to be merged into Northrop and by cooperating with Northrop in preparing for the spin-off of TRW Inc.’s automotive business or the sale of that business to BCP Acquisition Company L.L.C., an entity controlled by Blackstone. The complaint included claims for breach of contract, breach of fiduciary duty and breach of good faith and fair dealing. It sought declaratory relief consisting of an injunction prohibiting the defendants from including the partnership interest held by TRW Automotive Holding Company in any sale or transfer to Blackstone and from disclosing Koyo trade secrets to third parties, orders terminating defendants’ participation in the partnership and requiring defendants to sell their partnership interest to Koyo and damages. On January 21, 2003, TRW Inc. and TRW Automotive Holding Company filed a motion to dismiss or for summary judgment. On February 21, 2003, the Circuit Court for Monroe County, Tennessee, issued a temporary injunction prohibiting the sale to any entity controlled by Blackstone, of the partnership interest held by TRW Automotive Holding Company, in TKS, pending the final hearing of the matter. On March 7, 2003, Koyo Seiko filed a cross motion for partial summary judgment seeking a permanent injunction and other relief. On July 30, 2003, the court issued an order, which permanently enjoined TRW Inc. and its subsidiaries and affiliates from (i) selling or transferring all or any part of its partnership interest in TKS to Blackstone; (ii) assigning all or part of its rights under the TKS Partnership Agreement to Blackstone; and (iii)

delegating all or part of its obligations under the TKS Partnership Agreement to Blackstone. On September 30, 2003, Northrop sold its 51% interest in TKS to Koyo Seiko and an agreement was executed pursuant to which the litigation was settled.

While certain of the Company’s subsidiaries have been subject in recent years to asbestos-related claims, management believes that such claims will not have a material adverse effect on the Company’s financial condition or results of operations. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by the Company’s subsidiaries. Management believes that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers.

The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management believes that, to the extent any of the products sold by these subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related impairment.

Neither settlement costs in connection with asbestos claims nor average annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by the Company and its subsidiaries and it has been the policy to defend against them aggressively. Many of these cases have been dismissed without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims. However, while costs to defend and settle these claims in the past have not been material, there can be no assurances that this will remain so in the future.

Management believes that the ultimate resolution of the foregoing matters will not have a material adverse effect on the Company’s financial condition or results of operations.

19.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING AND COMBINING FINANCIAL STATEMENTS

In connection with the Acquisition, TRW Automotive Inc. (presented as Parent in the following tables) issued Senior Notes and Senior Subordinated Notes as further described in Note 11 above. The Senior Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior basis and the Senior Subordinated Notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by substantially all existing and future wholly owned restricted domestic subsidiaries of TRW Automotive and by TRW Luxembourg (collectively, the “Guarantors”). All other subsidiaries of TRW Automotive, whether direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). At this time, all existing wholly owned domestic subsidiaries of TRW Automotive are restricted domestic subsidiaries. The Guarantors also unconditionally guarantee the Company’s borrowings under the Senior Secured Credit Facilities on a senior secured basis.

The following unaudited condensed consolidating and combining financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Guarantors, (3) the Non-Guarantors and (4) eliminations to arrive at the information for TRW Automotive on a combined basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe that such information is material to investors.

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

	For the three months ended September 26, 2003 (Successor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Sales	$—	$902	$1,744	$(110)	$2,536
Cost of sales	—	841	1,569	(116)	2,294

Gross profit	—	61	175	6	242
Administrative and selling expenses	—	55	72	—	127
Research and development expenses	—	11	27	—	38
Amortization of intangible assets	—	5	4	—	9
Other (income) expense — net	(1)	(8)	(1)	6	(4)
Intercompany charges — net	—	10	(10)	—	—

Operating income	1	(12)	83	—	72
Interest expense	61	15	(2)	—	74
Interest income	1	—	(2)	—	(1)
Loss on retirement of debt	31	—	—	—	31
Intercompany interest — net	(25)	9	16	—	—

(Losses) earnings from operations before income taxes	(67)	(36)	71	—	(32)
Income tax benefit	—	—	(9)	—	(9)
Equity in net (earnings) losses of subsidiaries	(44)	(5)	—	49	—

Net (losses) earnings	$(23)	$(31)	$80	$(49)	$(23)

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements (continued)

	For the seven months ended September 26, 2003 (Successor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Sales	$—	$2,316	$4,406	$(269)	$6,453
Cost of sales	—	2,130	3,927	(275)	5,782

Gross profit	—	186	479	6	671
Administrative and selling expenses	—	136	166	—	302
Research and development expenses	—	27	65	—	92
Purchased in-process research and development expenses	—	26	59	—	85
Amortization of intangible assets	—	9	10	—	19
Other (income) expense — net	(20)	(42)	28	6	(28)
Intercompany charges — net	—	22	(22)	—	—

Operating income	20	8	173	—	201
Interest expense	164	15	6	—	185
Interest income	(1)	—	(4)	—	(5)
Loss on retirement of debt	31	—	—	—	31
Losses (gains) on sales of receivables	—	32	(7)	—	25
Intercompany interest — net	(58)	5	53	—	—

(Losses) earnings from operations before income taxes	(116)	(44)	125	—	(35)
Income tax expense	—	—	41	—	41
Equity in net (earnings) losses of subsidiaries	(40)	(12)	—	52	—

Net (losses) earnings	$(76)	$(32)	$84	$52	$(76)

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements (continued)

	For the two months ended February 28, 2003 (Predecessor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Combined

Sales	$—	$710	$1,286	$(80)	$1,916
Cost of sales	—	645	1,123	(82)	1,686

Gross profit	—	65	163	2	230
Administrative and selling expenses	—	50	50	—	100
Research and development expenses	—	6	21	—	27
Amortization of intangible assets	—	2	—	—	2
Other (income) expense — net	—	(18)	20	2	4
Intercompany charges— net	—	5	(5)	—	—

Operating income	—	20	77	—	97
Interest expense	42	—	6	—	48
Interest income	—	—	(1)	—	(1)
Intercompany interest— net	3	(6)	3	—	—

(Losses) earnings from operations before income taxes	(45)	26	69	—	50
Income tax (benefit) expense	(19)	7	31	—	19
Equity in net (earnings) losses of subsidiaries	(57)	(8)	—	65	—

Net earnings (losses)	$31	$27	$38	$(65)	$31

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements (continued)

	For the three months ended September 27, 2002 (Predecessor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Combined

Sales	$—	$1,016	$1,671	$(142)	$2,545
Cost of sales	—	927	1,474	(153)	2,248

Gross profit	—	89	197	11	297
Administrative and selling expenses	—	63	60	—	123
Research and development expenses	—	8	26	—	34
Amortization of intangible assets	—	3	—	—	3
Other (income) expense—net	(58)	23	7	11	(17)
Intercompany charges—net	—	1	(1)	—	—

Operating income	58	(9)	105	—	154
Interest expense	53	1	8	—	62
Interest income	—	—	(2)	—	(2)
Losses on sales of receivables	—	—	1	—	1
Intercompany interest—net	79	(23)	(56)	—	—

(Losses) earnings from operations before income taxes	(74)	13	154	—	93
Income tax (benefit) expense	(27)	27	36	—	36
Equity in net (earnings) losses of subsidiaries	(104)	(4)	—	108	—

Net earnings (losses)	$57	$(10)	$118	$(108)	$57

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements — (continued)

	For the nine months ended September 27, 2002 (Predecessor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Combined

Sales	$—	$3,289	$5,081	$(414)	$7,956
Cost of sales	—	2,996	4,375	(425)	6,946

Gross profit	—	293	706	11	1,010
Administrative and selling expenses	—	183	203	—	386
Research and development expenses	—	31	77	—	108
Amortization of intangible assets	—	9	2	—	11
Other (income) expense—net	(61)	(1)	45	11	(6)
Intercompany charges—net	—	3	(3)	—	—

Operating income	61	68	382	—	511
Interest expense	184	1	25	—	210
Interest income	—	—	(4)	—	(4)
Gain on retirement of debt	—	—	(4)	—	(4)
Losses on sales of receivables	—	—	5	—	5
Intercompany interest—net	223	(70)	(153)	—	—

(Losses) earnings from operations before income taxes	(346)	137	513	—	304
Income tax (benefit) expense	(123)	49	181	—	107
Equity in net (earnings) losses of subsidiaries	(420)	(15)	—	435	—

Net earnings (losses)	$197	$103	$332	$(435)	$197

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements — (continued)

	September 26, 2003 (Successor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$74	$6	$319	$—	$399
Marketable securities	—	—	16	—	16
Accounts receivable	—	28	1,859	—	1,887
Inventories	—	198	433	—	631
Prepaid expenses	9	(6)	56	—	59
Deferred income taxes	—	51	(12)	—	39

Total current assets	83	277	2,671	—	3,031
Property, plant and equipment—net	—	715	1,621	—	2,336
Goodwill and other intangible assets—net	640	2,145	761	—	3,546
Prepaid pension cost	—	(8)	93	—	85
Other assets	64	138	248	—	450
Investments in consolidated subsidiaries	2,295	433	—	(2,728)	—

	$3,082	$3,700	$5,394	$(2,728)	$9,448

Liabilities, minority interests and stockholders’ investment
Current liabilities
Short-term debt	$41	$—	$13	$—	$54
Current portion of long-term debt	6	—	8	—	14
Trade accounts payable	—	454	1,031	—	1,485
Other current liabilities	161	461	667	—	1,289

Total current liabilities	208	915	1,719	—	2,842
Long-term debt	3,061	6	203	—	3,270
Post-retirement benefits other than pension	—	890	121	—	1,011
Deferred income taxes	—	4	62	—	66
Long-term liabilities	—	555	459	—	1,014

Total liabilities	3,269	2,370	2,564	—	8,203
Intercompany accounts—net	(1,382)	(1,012)	2,394	—	—
Minority interests	—	—	50	—	50
Total stockholders’ investment	1,195	2,342	386	(2,728)	1,195

	$3,082	$3,700	$5,394	$(2,728)	$9,448

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements — (continued)

	December 31, 2002 (Predecessor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Combined

Assets
Current assets
Cash and cash equivalents	$—	$6	$182	$—	$188
Marketable securities	—	—	26	—	26
Accounts receivable	—	340	1,008	—	1,348
Inventories	—	177	431	—	608
Prepaid expenses	—	8	41	—	49
Deferred income taxes	—	191	(47)	—	144

Total current assets	—	722	1,641	—	2,363
Property, plant and equipment — net	—	798	1,760	—	2,558
Goodwill and other intangible assets — net	—	2,095	483	—	2,578
Prepaid pension cost	—	20	3,028	—	3,048
Other assets	—	153	248	—	401
Investments in consolidated subsidiaries	6,439	507	—	(6,946)	—

	$6,439	$4,295	$7,160	$(6,946)	$10,948

Liabilities, minority interests and stockholders’ investment
Current liabilities
Short-term debt	$—	$—	$327	$—	$327
Current portion of long-term debt	—	—	17	—	17
Trade accounts payable	—	426	981	—	1,407
Other current liabilities	136	386	482	—	1,004

Total current liabilities	136	812	1,807	—	2,755
Debt allocated from TRW	3,279	—	—	—	3,279
Long-term debt	—	7	295	—	302
Post-retirement benefits other than pension	—	664	87	—	751
Deferred income taxes	—	35	696	—	731
Long-term liabilities	—	379	279	—	658

Total liabilities	3,415	1,897	3,164	—	8,476
Intercompany accounts — net	633	(862)	229	—	—
Minority interests	—	—	81	—	81
Total stockholders’ investment	2,391	3,260	3,686	(6,946)	2,391

	$6,439	$4,295	$7,160	$(6,946)	$10,948

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements — (continued)

	For the seven months ended September 26, 2003 (Successor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$74	$7	$216	$—	$297
Cash flow from investing activities
Capital expenditures including intangibles	—	(59)	(93)	—	(152)
Acquisitions, net of cash acquired	(3,296)	—	5	—	(3,291)
Acquisition transaction fees	(56)	—	—	—	(56)
Proceeds from divestitures	—	16	15	—	31
Other — net	—	20	(3)	—	17

Net cash used in investing activities	(3,352)	(23)	(76)	—	(3,451)
Cash flow from financing activities
Increase in short-term debt	(76)	—	18	—	(58)
Principal payments on debt in excess of 90 days	(33)	—	(13)	—	(46)
Proceeds from issuance of long-term debt	3,085	—	—	—	3,085
Debt issue costs	(114)	—	—	—	(114)
Equity contributions from parent company	698	—	—	—	698
Change in intercompany accounts	(207)	22	185	—	—
Other — net	(1)	—	2	—	1

Net cash provided by financing activities	3,352	22	192	—	3,566
Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Increase in cash and cash equivalents	74	6	319	—	399
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$74	$6	$319	$—	$399

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements — (continued)

	For the two months ended February 28, 2003 (Predecessor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Combined

Net cash provided by (used in) operating activities	$(39)	$36	$(70)	$—	$(73)
Cash flow from investing activities
Capital expenditures including intangibles	—	(20)	(46)	—	(66)
Other — net	—	(2)	—	—	(2)

Net cash used in investing activities	—	(22)	(46)	—	(68)
Cash flow from financing activities
Increase in short-term debt	—	—	(321)	—	(321)
Principal payments on debt in excess of 90 days	—	—	(18)	—	(18)
Change in intercompany accounts	(420)	(8)	428	—	—
Net transfers (to) from parent company	503	—	—	—	503
Other — net	—	—	78	—	78

Net cash provided by (used in) financing activities	83	(8)	167	—	242
Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Increase in cash and cash equivalents	44	6	38	—	88
Cash and cash equivalents at beginning of period	—	6	182	—	188

Cash and cash equivalents at end of period	$44	$12	$220	$—	$276

Supplemental Guarantor Condensed Consolidating and Combining Financial Statements — (continued)

	For the nine months ended September 27, 2002 (Predecessor)

			Non-
(Dollars in millions)	Parent	Guarantors	Guarantors	Eliminations	Combined

Net cash provided by (used in) operating activities	$(223)	$374	$169	$—	$320
Cash flow from investing activities
Capital expenditures including intangibles	—	(72)	(173)	—	(245)
Net proceeds from divestitures and sale of assets	—	—	22	—	22
Other — net	—	(4)	(8)	—	(12)

Net cash used in investing activities	—	(76)	(159)	—	(235)
Cash flow from financing activities
Increase in short-term debt	—	—	147	—	147
Proceeds from debt in excess of 90 days	—	—	15	—	15
Principal payments on debt in excess of 90 days	—	—	(66)	—	(66)
Change in intercompany accounts	327	(294)	(33)	—	—
Net transfers to parent company	(104)	—	—	—	(104)
Other — net	—	—	1	—	1

Net cash provided by (used in) financing activities	223	(294)	64	—	(7)
Effect of exchange rate changes on cash	—	—	(33)	—	(33)

Increase in cash and cash equivalents	—	4	41	—	45
Cash and cash equivalents at beginning of period	—	2	116	—	118

Cash and cash equivalents at end of period	$—	$6	$157	$—	$163

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors which could cause our actual results to differ materially from those suggested by our forward-looking statements are set forth in Amendment No. 3 to the Company’s Registration Statement on Form S-4 (the “S-4”), filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on November 5, 2003 (see section entitled “Risk Factors”) and include:

•	our substantial leverage;

•	limitations on flexibility in operating our business imposed by our debt agreements;

•	increases in interest rates;

•	our dependence on our largest customers;

•	the possibility that our owners’ interests will conflict with ours;

•	the highly competitive automotive parts industry;

•	the cyclicality of automotive production and sales;

•	pricing pressures from our customers;

•	risks associated with our non-U.S. operations;

•	risks related to our ability to operate on a stand-alone basis, separate from our former parent, TRW Inc. (now known as Northrop Grumman Space & Mission Systems Corp.);

•	fluctuations in currency exchange rates;

•	product liability and customer warranty and recall claims;

•	changes to environmental and automotive safety regulations;

•	increasing costs for purchased components and raw materials;

•	non-performance by, or insolvency of, our suppliers;

•	work stoppages;

•	our ability to attract and retain skilled employees, particularly engineers and other employees with electronics and software expertise;

•	economic, regulatory and political conditions domestically and internationally; and

•	other risks and uncertainties set forth under “Risk Factors” in the S-4.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in the S-4. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

SEC Review

On November 5, 2003, the Company (see “Basis of Presentation” below) filed the S-4 with the SEC, relating to a proposed offer to exchange outstanding, privately issued debt securities for registered securities having virtually identical terms. This Quarterly Report should be read in conjunction with the S-4, which contains audited historical combined financial statements and accompanying notes as of and for each of the three years ended December 31, 2002, unaudited consolidated and combined financial statements and accompanying notes as of and for the four months ended June 27, 2003, the two months ended February 28, 2003 and the six months ended June 28, 2002, and related unaudited pro forma consolidated and combined financial information. The financial statements presented in the S-4 reflected purchase accounting application based on the best information from independent appraisers. Purchase accounting will continue to be refined in future periods as the process is finalized.

Basis of Presentation

The Predecessor historically did not operate as a stand-alone business but rather as part of TRW Inc. , which became a subsidiary of Northrop Grumman Corporation (“Northrop”) on December 11, 2002. On February 28, 2003 (the “Acquisition Date”), an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), through a newly-formed entity TRW Automotive Holdings Corp. (“TRW Holdings”), caused its indirect wholly-owned subsidiary, TRW Automotive Acquisition Corp., to purchase substantially all of the assets and assume substantially all of the liabilities (other than certain indebtedness) associated with TRW Inc.’s automotive business from Northrop for a purchase price of $4,443 million (excluding assumed debt of $210 million), subject to certain closing and post-closing adjustments (the “Acquisition”). Prior to the completion of the Acquisition, TRW Inc. contributed substantially all of the assets and liabilities of its automotive business owned directly by TRW Inc. (other than certain indebtedness) to one or more newly formed entities, which have been acquired by us in the Acquisition. We acquired 100% of the equity interests of such newly formed entities and certain other subsidiaries of TRW Inc. that held automotive assets and liabilities from TRW Inc. and its affiliates upon consummation of the Acquisition. Subsequent to the Acquisition, TRW Automotive Acquisition Corp. changed its name to TRW Automotive Inc. (referred to herein as “TRW”, the “Company”, or the “Successor”).

Due to a change in ownership, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this report have been prepared on different bases for the periods presented and are not comparable.

The following provides a description of the basis of presentation during all periods presented:

Successor — Represents our consolidated financial position as of September 26, 2003 and our consolidated results of operations and cash flows for the seven-month period ended September 26, 2003 following the Acquisition. The financial position as of September 26, 2003 and results of operations and cash flows for the seven month period ended September 26, 2003 reflect the preliminary application of purchase accounting relating to the Acquisition, as more fully described below.

Predecessor — Represents the combined financial position of the automotive business of TRW for all periods prior to the Acquisition on February 28, 2003. This presentation reflects the historical basis of accounting without any application of purchase accounting for the Merger in any period presented, due to the temporary nature of Northrop’s ownership of TRW Inc.’s automotive business. Prior to the Merger on December 11, 2002, Northrop entered into the Master Purchase Agreement on November 18, 2002 with affiliates of Blackstone to sell TRW Inc.’s automotive business as discussed in Note 1. The extensive representations, warranties and restrictions on Northrop’s conduct prior to the closing of the Acquisition in the Master Purchase Agreement severely limited any actions that could have been taken by Northrop during its brief and temporary ownership of TRW Inc.’s automotive business.

The unaudited pro forma results of operations for the three months and nine months ended September 26, 2003 and September 27, 2002 are based on the historical assets, liabilities, sales and expenses of the Predecessor for the periods prior to the Acquisition Date, including the allocation of a portion of TRW Inc.’s and Northrop’s general and administrative corporate expenses, debt, interest expense and income taxes for periods prior to March 1, 2003, and the historical assets, liabilities, sales and expenses of the Successor for the seven month period ended September 26, 2003. The pro forma adjustments reflect the effect of the Acquisition as if it had occurred on January 1 of each period presented.

The financial position, results of operations and cash flows of the Successor exclude, while those of the Predecessor include (for all periods presented) the assets, liabilities, results of operations and cash flows of the joint venture, TRW Koyo Steering Systems (“TKS”), which was not transferred to us as part of the Acquisition.

As a result, the historical and other financial information of the Predecessor included in this report may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for the periods presented prior to the Acquisition Date.

Company Overview

We are among the world’s largest and most diversified suppliers of automotive systems, modules and components to global vehicle manufacturers (“VMs”) and related aftermarkets. We operate our business along three operating segments: Chassis Systems, Occupant Safety Systems and Other Automotive. Our cost of sales consists of variable and fixed components. Our variable and fixed costs approximate 83% and 17% of cost of sales, respectively. Variable costs are proportional to volume and mix and consist principally of materials and labor to manufacture our products. Our fixed costs are not significantly influenced by production volume, in the short term, and consist principally of administrative salaries, benefits and depreciation and other facility-related costs.

Our business is moderately seasonal because our largest North American customers typically halt operations for approximately two weeks in July and one week in December. Additionally, customers in Europe historically shut down vehicle production during a portion of August. In addition, third quarter automotive production traditionally is lower as new models enter production. Accordingly, our third and fourth quarter sales tend to be lower than our first and second quarter sales.

Automotive Environment

Our business is greatly affected by the automotive build rates in North America and Europe. The automobile industry is characterized by short-term volatility, but long-term growth of light vehicle sales and production. New vehicle demand is driven by macro-economic and other factors such as interest-rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence and employment and income growth trends. These factors ultimately determine longer-term vehicle production and sales rates. See “Industry Overview – Automobile and light truck markets.”

One of the current trends in the automotive industry is for VMs to shift research and development, design and testing responsibility to suppliers. VMs have also been reducing the number of their suppliers, preferring strong relationships with fewer suppliers. We operate in a difficult pricing environment and our goal is to mitigate the pricing pressure imposed by VMs by continuing cost reduction efforts and restructuring our business. In 2001, we positioned our business for improved competitiveness by consolidating our businesses, engaging in supply chain management and streamlining our management structure. In addition, we began to implement Six Sigma, a leading quality improvement program, throughout our operations and functions during 2001.

Acquisitions and Divestitures

On April 8, 2003, the Company sold its 21.8% equity interest in TOYODA TRW Automotive Inc. (“Toyoda”) to its joint venture partner, Toyoda Machine Works, Ltd. The Company had previously accounted for its interest in Toyoda under the equity method, and classified this investment in “Other assets” (long-term) in its consolidated and combined balance sheets. On June 27, 2003, the Company sold its 60% stake in Quality Safety Systems Company (“QSS”), a Canadian seatbelt joint venture, to a subsidiary of its partner, Tokai Rika Co., Ltd. Through the sale date, QSS’s financial position and results of operations were included in the Company’s consolidated and combined financial statements. Proceeds from these divestitures were approximately $31 million, net of cash retained in the QSS business.

On June 26, 2003, the Company acquired sole ownership of the immediate parent of Autocruise, S.A. (“Autocruise”) by acquiring for nominal consideration the equity interest held by its former joint venture partner,

Thales Group. Autocruise, operating a custom-built facility in Brest, France, designs and manufactures radar-based adaptive cruise control systems, principally sold in certain European markets.

On September 22, 2003, the Company entered into a 50/50 joint venture with Group Michelin. Organized as EnTire Solutions, LLC, the joint venture will focus on the development, marketing, manufacture and sale of advanced direct tire pressure monitoring systems for passenger cars and light trucks.

Restructuring

Accruals for severance costs and plant closing accruals related to restructuring plans, including reorganizing and downsizing operations, were $61 million at December 31, 2002.

For the two months ended February 28, 2003, the Predecessor recorded charges of $3 million for severance and costs related to the consolidation of certain facilities, while payments made during the period totaled $13 million.

In connection with the Acquisition, the Company assumed liabilities (subject to certain exceptions) of approximately $51 million for various restructuring activities, primarily related to involuntary severance obligations and costs to exit certain activities. For the three months and seven months ended September 26, 2003, the Company recorded charges of $13 million and $16 million, respectively, for severance and costs related to the consolidation of certain facilities, while payments made during the same periods were $17 million and $29 million, respectively. Additionally, the Company recorded a $37 million purchase accounting reserve, primarily for severance related to strategic restructurings, plant closings and involuntary employee termination arrangements outside of the United States to be paid over the next several years in accordance with local law.

Pension Plans

During the periods presented, substantially all our employees participated in defined benefit pension plans or retirement/termination indemnity plans. Net pension income included in earnings from continuing operations of the Predecessor for the two months ended February 28, 2003 and the nine months ended September 27, 2002 was $23 million and $168 million, respectively. Generally, pension income is required to be retained by the applicable pension plan and is not available for general corporate use. The net pension income during these periods is principally due to the over funded status of the United Kingdom (“U.K.”) defined benefit plan. The fair value of plan assets in excess of the projected benefit obligation for the U.K. plan were $1.2 billion and $155 million at January 1, 2002 and 2003, respectively. The projected benefit obligations in excess of the fair value of plan assets for the U.S. and other plans were $327 million and $563 million on January 1, 2002 and 2003, respectively. For the three months and seven months ended September 26, 2003, net pension expense of the Successor was $4 million and $13 million, respectively. The pension expense reflects the application of purchase accounting related to the Acquisition, including the recognition of all previously unamortized gains and losses in the opening balance sheet, and changes in actuarial assumptions at March 1, 2003. The fair value of plan assets in excess of the projected benefit obligations for the U.K. plan was $55 million at March 1, 2003 and the projected benefit obligations in excess of the fair value of plan assets for the U.S. and other plans was $801 million at March 1, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates—Employee benefit plans” and Note 14 to the audited combined financial statements included in the S-4 for further discussion.

As a result of declines in pension asset values, different actuarial assumptions and the application of purchase accounting, the Successor’s financial statements for the seven months ended September 26, 2003 reflect net pension expense. However, we do not expect that we will be required to make cash contributions to fund the U.K. plan in 2003.

Critical Accounting Estimates

The critical accounting estimates that affect our financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is noted.

Product recalls

We are at risk for product recall costs. Recall costs are costs incurred when the customer or we decide to recall a product through a formal campaign, soliciting the return of specific products due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced, customer cost of the recall and labor to remove and replace the defective part. Currently, we are following the accounting policy for recalls of the Predecessor. As such, when a decision to recall a product has been made for which we bear some responsibility, we record the estimated cost to us of the recall as a charge to net earnings in that period, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 5., “Accounting for Contingencies” (“SFAS 5”). In making estimates relating to product recalls, judgment is required as to the number of units to be returned, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which our supplier will share in the recall cost. As a result, our actual recall costs could be significantly different from our estimated costs.

The Company is planning to implement a new accounting policy for recalls. The Company has engaged third-party actuaries to run loss histories for the purpose of establishing loss projections. Under the new policy, the Company will accrue for recalls upon the shipment of product. The valuation work is expected to be complete in the fourth quarter and the policy will be finalized and implemented at that time. We do not expect the adoption of this policy to have a material effect on reported results of operations or cash flows.

Impairment of long-lived assets other than intangibles

Long-lived assets other than intangibles are evaluated for impairment when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows to be generated by those assets are less than their carrying value. If the undiscounted cash flows are less than the carrying value of the assets, the assets are written down to their fair value. The determination of undiscounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry specific data. We use external vehicle build assumptions published by widely used external sources and market share data by customer based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and anticipated cost reductions. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and additional impairment of assets might be required to be recorded.

Goodwill and other intangible assets

We adopted SFAS 142 effective January 1, 2002, which sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer amortized, but is subject to annual impairment analysis. Goodwill impairment testing is required to be performed at the reporting unit level (defined as an operating segment, as that term is used in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) or one level below the operating segment, depending on whether certain criteria are met). The carrying value of assets (including goodwill) and liabilities are assigned to each reporting unit. The fair value of each reporting unit is then determined and compared to the carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and requires further evaluation. Goodwill of the Predecessor was tested for impairment as of January 1, 2002 by comparing the fair values of our three reporting units to their carrying values. The Predecessor determined estimated fair values of its reporting units based on the present value of the estimated future cash flows using a 9% discount rate and concluded there was no impairment of goodwill. With the adoption of SFAS 142, the Predecessor reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments, and no such adjustments were made. In accordance with SFAS 142, carrying amounts in 2001 were not restated. Future changes in our businesses or the markets for our products could result in impairments of goodwill or other intangible assets that might be required to be recorded.

We have applied the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”) in determining the preliminary purchase price allocation and resulting fair values of assets acquired and liabilities assumed (see Note 2). After the application of purchase accounting reflecting the preliminary results of the valuation studies necessary to estimate certain fair values, we have recorded approximately $2.7 billion in goodwill resulting from the Acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), future changes in our businesses or the markets for our products could result in impairments of such goodwill or other intangible assets recorded in connection with the Acquisition.

Employee benefit plans

Assumptions used in determining projected benefit obligations and the fair values of plan assets for our pension plans and other post-retirement benefits are evaluated periodically by management in consultation with an outside actuary. Changes in assumptions are based on relevant company data, such as the rate of increases in compensation levels and the long-term rate of return on plan assets. Critical assumptions such as the expected long-term rate of return on plan assets, the discount rate used to measure our benefit obligations and health care cost projections are evaluated and updated annually. Based on our assumptions as of February 28, 2003, as discussed below, a change in these assumptions, holding all other assumptions constant, would have the following effect on our costs on an annual basis:

	One-fourth-percentage-point change

(Dollars in millions)	Cost increase	Cost decrease

Discount rate	$(4)	$4
Expected long-term rate of return	$(11)	$11

	One-percentage-point change

(Dollars in millions)	Cost increase	Cost decrease

Health care cost trend rate	$11	$(9)

Pensions

We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination involves the selection of an expected rate of return on plan assets and a discount rate. SFAS 87 and the policies we have used, notably the use of a calculated value of plan assets for pensions (which is further described below), generally reduced the volatility of pension income and expense that would have otherwise resulted from changes in the value of the pension plan assets and pension liability discount rates. A substantial portion of our pension benefits relate to our plans in the U.S. and the U.K.. As discussed in “Pension plans” above, the Predecessor’s results of operations for the periods presented through February 28, 2003 reflect net pension income due to the over funded status of our U.K. plan, net of pension expense for our U.S. and other plans. As of September 26, 2003, our results reflect net pension expense due to the combination of a decreased long-term rate of return assumption on the assets, decreased discount rate and use of fair values of plan assets in our purchase accounting, as opposed to the 5-year market related value used historically.

One key assumption in determining our net pension (income) expense in accordance with SFAS 87 is the expected long-term rate of return on plan assets. The expected long-term rate of return on pension assets for 2001 and 2002 were assumed to be 9.5% and 9.0%, respectively, in the U.S. and 8.75% in the U.K. The actual returns on pension assets were a negative 4.3% in 2001 and a negative 2.5% in 2002 for the U.S. plans and a negative 8.6% in 2001 and a negative 14.4% in 2002 for the U.K. Over the last eleven years through December 31, 2002, our U.S. and U.K. plans have averaged returns of 8.4% and 8.2%, respectively. As of December 31, 2002, the Predecessor assumed long-term rates of return on pension assets of 9.0% in the U.S. and 8.75% in the U.K. These rates were used for the two month period ended February 28, 2003. Beginning March 1, 2003, we are using assumed long-term rates of return on pension assets of 8.5% in the U.S. and 7.75% in the UK. We review our long-term rate of return assumptions annually through comparison of our historical actual rates of return with our expectations, consultation with our actuaries regarding the assumptions used by other large companies and consultation with our investment managers regarding their expectations for future returns. While we believe our assumptions of future returns are reasonable and appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future pension (income) expense. The expected long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension (income) expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining working life of the employees in each plan. While there were unrecognized losses that existed in the Predecessor’s pension plans historically, the Predecessor amortized the asset gains and losses over five years for determining the market related value of assets used to calculate the expected return component of pension income. The fair value of plan assets, as of February 28, 2003, was used to compute the expected return on plan assets that was included in the pension expense of the Successor for the seven month period ended September 26, 2003.

Another key assumption in determining our net pension (income) expense is the determination of the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency, and we review the assumption with our actuary. As of December 31, 2001, the Predecessor determined its pension discount rates to be 7.25% for the U.S. plans and 5.75% for the U.K. plan. As of December 31, 2002, the Predecessor assumed discount rates of 6.5% and 5.5% for the U.S. plans and the U.K. plan, respectively. These rates were used for the two-month period ended February 28, 2003. Beginning March 1, 2003, we are using discount rates of 6.25% and 5.5% for the U.S. plans and the U.K. plan respectively. Changes in discount rates over the past three years have not materially affected pension (income) expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred historically as allowed by SFAS 87. As a result of the Acquisition and the application of purchase accounting, all unamortized historical changes were immediately recognized in the opening balance sheet.

Other post-retirement benefits

We account for our other post-retirement benefits (“OPEB”) in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits other than Pensions” (“SFAS 106”), which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of a discount rate and health care cost trend rates used to value benefit obligations. The discount rate reflects the current rate at which the OPEB liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency and we review the assumption with our actuary. As of December 31, 2001, the Predecessor determined its discount rate for OPEB to be 7.25%. The Predecessor used a discount rate for OPEB of 6.5% for the two-month period ended February 28, 2003, based on information available as of December 31, 2002. Beginning March 1, 2003, we are using a discount rate for OPEB of 6.25%. We develop our estimate of the health care cost trend rates used to value benefit obligations through review of our recent health care cost trend experience and through discussions with our actuary regarding the experience of similar companies. At December 31, 2001, the Predecessor assumed a 6.4% annual rate of increase in the per capita cost of covered health care benefits for the U.S. plan (representing substantially all of the OPEB benefits), which was assumed to gradually decrease to 5.1% in the year 2009 and remain at that level thereafter. At December 31, 2002, the Predecessor assumed a 10.0% annual rate of increase in the per capita cost of covered health care benefits for the U.S. plan, which was assumed to decrease gradually to 5.0% over eight years and remain at that level thereafter. This assumption was not changed upon the Acquisition. We fund our OPEB obligation on a pay-as-you-go basis and have no plan assets. Changes in the assumed discount rate or health care cost trend rate can have a significant impact on our actuarially determined liability and related OPEB expense.

Environmental

Governmental regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made and continue to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. We are conducting a number of environmental investigations and remedial actions at current and former locations to comply with applicable requirements and, along with other companies, have been named a potentially responsible party for certain waste management sites.

A reserve estimate for each matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. Each of the environmental matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to us. We believe that any liability, in excess of amounts accrued in our consolidated financial statements, that may result from the resolution of these matters for which sufficient information is available to support cost estimates will not have a material adverse affect on our financial position, results of operations or cash flows. However, we cannot predict the effect on our financial position, results of operations or cash flows for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters.

Results of operations on a pro forma basis

The following unaudited pro forma consolidated and combined statements of operations for the three and nine months ended September 26, 2003 and September 27, 2002 include adjustments to reflect the effect of the Acquisition as if it had occurred as of January 1 of each year (the first day of each pro forma period). These unaudited pro forma consolidated and combined statements of operations and related notes are provided for informational purposes only and do not purport to be indicative of the results which would have actually been attained had the Acquisition occurred at the beginning of each period presented or that may be attained in the future.

Total Company Analysis

Pro forma - Successor
Consolidated Statement of Operations (unaudited)
for the Three Months Ended September 26, 2003

		Pro forma
(Dollars in millions)	Historical	Adjustments	Notes		Pro forma

Sales	$2,536	$—			$2,536
Cost of sales	2,294	(1)	(a	)	2,293

Gross profit	242	1			243
Administrative and selling expenses	127	—			127
Research and development expenses	38	—			38
Amortization of intangible assets	9	—			9
Other income - net	(4)	—			(4)

Operating income	72	1			73
Interest expense	74	—			74
Interest income	(1)	—			(1)
Losses on sales of receivables	—	—			—
Loss on retirement of debt	31	—			31

(Losses) earnings before income taxes	(32)	1			(31)
Income tax (benefit) expense	(9)	1	(b	)	(8)

Net (losses) earnings	$(23)	$—			$(23)

(a)	Reflects the elimination of a $1 million inventory write-up recorded as a result of the Acquisition. The related inventory was sold in the third quarter of 2003.

(b)	Reflects the tax effect of the above adjustment at the applicable tax rate.

Pro forma - Predecessor
Combined Statement of Earnings (unaudited)
for the Three Months Ended September 27, 2002

		Pro forma
(Dollars in millions)	Historical	Adjustments	Notes		Pro forma

Sales	$2,545	$(60)	(a	)	$2,485
Cost of sales	2,248	(64)	(b	)	2,184

Gross profit	297	4			301
Administrative and selling expenses	123	(9)	(c	)	114
Research and development expenses	34	—			34
Amortization of intangible assets	3	4	(d	)	7
Other income - net	(17)	(2)	(a	)	(19)

Operating income	154	11			165
Interest expense	62	8	(e	)	70
Interest income	(2)	—			(2)
Losses on sales of receivables	1	2	(e	)	3

Earnings before income taxes	93	1			94
Income tax expense	36	—	(f	)	36

Net earnings	$57	$1			$58

(a)	Reflects the elimination of sales of TKS, which was not transferred to us as part of the Acquisition. See Note 1 to Unaudited Consolidated and Combined interim financial statements.

(b)	Reflects the elimination of $55 million of cost of sales of TKS, $2 million in pension and OPEB adjustments as a result of purchase accounting and $7 million net decrease in depreciation and amortization from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $6 million net reduction in historical corporate allocations compared to estimated stand-alone costs including the sponsor monitoring fee, $1 million related to TKS and $2 million net decrease in depreciation and amortization from fair value adjustments to fixed assets and certain intangibles.

(d)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(e)	Reflects adjustments to show pro forma interest expense and losses on sales of receivables based upon our new capital structure.

(f)	Reflects the tax effect of the above adjustments at the applicable tax rate.

Pro forma - Predecessor and Successor
Consolidated and Combined Statements of Operations (unaudited)
for the Nine Months Ended September 26, 2003

	Historical

	Successor	Predecessor

	Seven Months	Two months
	Ended	Ended
	September 26,	February 28,	Pro forma
(Dollars in millions)	2003	2003	Adjustments	Notes		Pro forma

Sales	$6,453	$1,916	$(43)	(a	)	$8,326
Cost of sales	5,782	1,686	(100)	(b	)	7,368

Gross profit	671	230	57			958
Administrative and selling expenses	302	100	(2)	(c	)	400
Research and development expenses	92	27	—			119
Purchased in-process research and development	85	—	(85)	(d	)	—
Amortization of intangible assets	19	2	3	(e	)	24
Other (income) expense - net	(28)	4	(1)	(f	)	(25)

Operating income	201	97	142			440
Interest expense	185	48	(17)	(g	)	216
Interest income	(5)	(1)	1	(g	)	(5)
Losses on sales of receivables	25	—	(16)	(g	)	9
Loss on retirement of debt	31	—	—			31

(Losses) earnings before income taxes	(35)	50	174			189
Income tax expense	41	19	15	(h	)	75

Net (losses) earnings	$(76)	$31	$159			$114

(a)	Reflects to elimination of the sales of TKS, which was not transferred to us as part of the Acquisition. See Note 1 of Notes to Unaudited Consolidated and Combined Interim Financial Statements.

(b)	Reflects the elimination of $40 million of cost of sales of TKS, $12 million in pension OPEB adjustments as a result of purchase accounting, the elimination of the effects of a $43 million inventory write-up recorded as a result of the Acquisition, and $5 million net decrease in depreciation and amortization from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $1 million administrative and selling expense of TKS , the addition of $1 million in sponsor monitoring fee payable to an affiliate of Blackstone and $2 million net decrease in depreciation and amortization from fair value adjustments to fixed assets and certain intangibles.

(d)	Reflects the elimination of the fair value of purchased in-process research and development expensed as a result of purchase accounting.

(e)	Reflects the incremental increase in amortization resulting from assignment of fair value to certain intangibles.

(f)	Reflects elimination of $1 million other expense related to TKS.

(g)	Reflects adjustments to show pro forma net financing costs based upon our new capital structure and the initiation of our new accounts receivable securitization program.

(h)	Reflects the tax effect of the above adjustments at the applicable tax rate.

Pro forma - Predecessor
Combined Statement of Earnings (unaudited)
for the Nine Months Ended September 27, 2002

		Pro forma
(Dollars in millions)	Historical	Adjustments	Notes		Pro forma

Sales	$7,956	$(183)	(a	)	$7,773
Cost of sales	6,946	(198)	(b	)	6,748

Gross profit	1,010	15			1,025
Administrative and selling expenses	386	(29)	(c	)	357
Research and development expenses	108	—			108
Amortization of intangible assets	11	13	(d	)	24
Other income, net	(6)	(6)	(a	)	(12)

Operating income	511	37			548
Interest expense	210	—			210
Interest income	(4)	—			(4)
Losses on sales of receivables	5	3	(e	)	8
Gain on retirement of debt	(4)	4	(f	)	—

Earnings before income taxes	304	30			334
Income tax expense	107	9	(g	)	116

Net earnings	$197	$21			$218

(a)	Reflects the elimination of sales of TKS, which was not transferred to us as part of the Acquisition. See Note 1 of Notes to Unaudited Consolidated and Combined Interim Financial Statements.

(b)	Reflects the elimination of $169 million of cost of sales of TKS, $7 million in pension OPEB adjustments as a result of purchase accounting and $22 million net decrease in depreciation and amortization from fair value adjustments to fixed assets and certain intangibles.

(c)	Reflects the elimination of $2 million in administrative and selling expenses for TKS, $21 million net reduction in historical corporate allocations compared to estimated stand alone costs including the sponsor monitoring fee and $6 million net decrease in depreciation and amortization from fair value adjustments to fixed assets and certain intangibles.

(d)	Reflects the incremental increase in amortization expense resulting from fair value adjustments to certain intangibles.

(e)	Reflects adjustments to show pro forma interest expense based upon our new capital structure.

(f)	Reflects the elimination of the gain on the repurchase of £5.4 million Lucas Varity senior notes in the first quarter of 2002. Gain was reclassified from “extraordinary items” to “earnings before income taxes” under SFAS 145, as of January 1, 2003.

(g)	Reflects the tax effect of the above adjustments at the applicable tax rate.

Predecessor and Successor historical and pro forma results of operations reflect the impact of various unusual items during the periods discussed. Earnings (losses) from operations before income taxes for the three and nine months ended September 26, 2003 and September 27, 2002 were negatively impacted by the effects of these unusual items as presented in the following table:

			Two Months	Seven Months	Nine Months
	Three Months Ended		Ended	Ended	Ended

	September 26,	September 27,	February 28,	September 26,	September 27,
(Dollars in millions)	2003	2002	2003	2003	2002

Restructuring charges:
Severance and other (cash)	$(13)	$—	$(3)	$(16)	$(7)
Asset impairments (non-cash)	—	(7)	—	—	(9)

Total restructuring charges	(13)	(7)	(3)	(16)	(16)
Asset impairment charges other than restructuring	—	(6)	—	—	(10)
(Loss) gain on retirement of debt	(31)	—	—	(31)	4
Net gain on the sale of assets	—	7	—	—	12
Pending and threatened litigation and claims	—	(2)	—	—	(2)
Transaction costs	—	—	(6)	—	—

	$(44)	$(8)	$(9)	$(47)	$(12)

These unusual items are classified in the statements of earnings as follows:

			Two Months	Seven Months	Nine Months
	Three Months Ended		Ended	Ended	Ended

	September 26,	September 27,	February 28,	September 26,	September 27,
(Dollars in millions)	2003	2002	2003	2003	2002

Cost of sales	$8	$11	$3	$8	$21
Administrative and selling expenses	5	2	5	8	2
Amortization of intangible assets	—	1	—	—	1
Other (income) expense—net	—	(6)	1	—	(8)

Loss from operations	13	8	9	16	16
Loss (gain) on retirement of debt	31	—	—	31	(4)
Income tax (benefit) expense	(11)	2	(3)	(13)	—

Loss from operations	$33	$10	$6	$34	$12

Pro forma three months ended September 26, 2003 compared to pro forma three months ended September 27, 2002

Sales for the three months ended September 26, 2003 of $2,536 million increased $51 million from $2,485 million for the three months ended September 27, 2002. Sales increased primarily due to the favorable impact of foreign currency exchange of $172 million partially offset by business divestitures of $30 million and $91 million for the combined unfavorable impact of price reductions and lower production volume by our customers.

Gross profit for the three months ended September 26, 2003 of $243 million decreased $58 million from $301 million for the three months ended September 27, 2002. Lower gross profit mainly resulted from a decline in net pension and OPEB income of $67 million, and the net unfavorable impact of negative product mix and lower volume of $43 million. The decrease was partly offset by cost reduction savings in excess of inflation and lower pricing of $30 million, the favorable impact of foreign currency exchange of $13 million, lower product launch costs of $4 million, and a decrease in unusual charges of $3 million. Gross profit for the three months ended September 26, 2003 included restructuring expense primarily for severance of $8 million. Net pension and OPEB expense included in gross profit for the three months ended September 26, 2003 was approximately $17 million compared to income of approximately $50 million for the three months ended September 27, 2002. Gross profit for the three months ended September 27, 2002 included charges for unusual items of $11 million, which were restructuring expenses mostly for severance of $5 million, and an asset impairment charge other than restructuring of $6 million. Gross profit as a percentage of sales for the three months ended September 26, 2003 was 9.6% compared to 12.1% for the three months ended September 27, 2002.

Administrative and selling expenses for the three months ended September 26, 2003 were $127 million compared to $114 million for the three months ended September 27, 2002. Higher costs resulted primarily from the unfavorable impact of foreign currency exchange of $7 million, an increase in restructuring expense of $3 million and higher costs due to inflation of $2 million. Net pension and OPEB expense included in administrative and selling expenses was approximately $6 million in each of the three-month periods ended September 26, 2003 and September 27, 2002. Administrative and selling expenses as a percentage of sales were 5.0% for the three months ended September 26, 2003 and 4.6% for the three months ended September 27, 2002.

Research and development expenses were $38 million for the three months ended September 26, 2003 and $34 million for the three months ended September 27, 2002. Expenses increased primarily due to an increase in engineering costs, inflation and the unfavorable impact of foreign currency exchange. Research and development expenses as a percentage of sales were 1.5% for the three months ended September 26, 2003 and 1.4% for the three months ended September 27, 2002.

Other income – net for the three months ended September 26, 2003 was income of $4 million compared to income of $19 million for the three months ended September 27, 2002. The decline of $15 million resulted primarily from a higher level of miscellaneous income in the prior year quarter from such sources as grant income, net gains on sales of fixed assets and tooling income.

Interest expense for the three months ended September 26, 2003 was $74 million compared to $70 million for the three months ended September 27, 2002.

Loss on retirement of debt for the three months ended September 26, 2003 was $31 million. In connection with the July 2003 refinancing of certain portions of its outstanding debt, the Company expensed the unamortized deferred debt issuance costs attributable to the refinanced Term Loan A and Term Loan B facilities.

The effective tax rate for the three months ended September 26, 2003 was higher than the statutory rate due primarily to tax losses in the U.S., where tax benefits were being fully reserved. These tax losses were primarily being generated by interest expense. The provision for the three months ended September 26, 2003 reflects a net adjustment to record the tax provision for the seven months ended September 26, 2003, based on the Company’s latest estimate of the projected effective tax rate for the 10-month fiscal period ending December 31, 2003 of 82%. For the two months ended February 28, 2003 the combined statement of earnings includes an allocation to the Predecessor of TRW’s and Northrup’s income taxes (credits) in amounts generally equivalent to the provisions that would have resulted had these entities filed separate income tax returns for the period presented.

Earnings before interest, taxes, depreciation and amortization (EBITDA): EBITDA is defined as earnings (losses) before interest, losses on sales of receivables, gain (loss) on retirement of debt, taxes, depreciation and amortization (“EBITDA”). EBITDA for the three months ended September 26, 2003 was $191 million compared to $285 million for the three months ended September 27, 2002. The decrease resulted principally from a decline in net pension and OPEB income of $67 million, the combined unfavorable impact of negative product mix and lower volume of $43 million and an increase in unusual charges of $6 million, partially offset by the favorable impact of foreign currency exchange of $15 million and savings from cost reductions in excess of inflation and lower prices of $7 million. Net pension and OPEB expense for the three months ended September 26, 2003 was $23 million compared to income of $44 million for the three months ended September 27, 2002. EBITDA for the three months ended September 26, 2003 was reduced by restructuring charges mainly for severance of $13 million. EBITDA for the three months ended September 27, 2002 was reduced by unusual items totaling $7 million, which consisted of restructuring expense for asset impairments of $7 million, asset impairment charges other than restructuring of $5 million, charges for pending and threatened litigation and claims of $2 million, and net gain on the sale of assets of $7 million.

EBITDA, a measure used by management to measure performance, is reconciled to net earnings (losses) in the following table. Our management believes EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net earnings (losses) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA, as presented herein, differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

The following table provides reconciliation of net (losses) earnings to EBITDA:

	Pro forma three months ended

(Dollars in Millions)	September 26, 2003	September 27, 2002

Net earnings (losses)	$(23)	$58
Depreciation and amortization	118	120
Interest expense	74	70
Interest income	(1)	(2)
Loss on sale of receivables	—	3
Loss on retirement of debt	31	—
Income tax (benefit) expense	(8)	36

EBITDA	$191	$285

Pro forma nine months ended September 26, 2003 compared to pro forma nine months ended September 27, 2002

Sales for the nine months ended September 26, 2003 of $8,326 million increased $553 million from $7,773 million for the nine months ended September 27, 2002. Higher sales resulted primarily from the favorable impact of foreign currency exchange of $680 million partially offset by business divestitures of $30 million and $97 million for the unfavorable impact of price reductions in excess of higher volume from new product growth.

Gross profit for the nine months ended September 26, 2003 of $958 million declined $67 million from $1,025 million for the nine months ended September 27, 2002. The decrease resulted from a decline in net pension and OPEB income of $156 million, and the net combined unfavorable impact of negative product mix and higher volume of $82 million, partially offset by the favorable impact of foreign currency exchange of $83 million, cost reduction savings in excess of inflation and lower pricing of $73 million, lower charges for unusual items of $10 million, and lower product launch costs of $4 million. Gross profit for the nine months ended September 26, 2003 was reduced by unusual items of $11 million, which were primarily restructuring costs for severance. Net pension and OPEB expense included in gross profit for the nine months ended September 26, 2003 was approximately $16 million compared to income of approximately $140 million for the nine months ended September 27, 2002. Gross profit for the nine months ended September 27, 2002 was reduced by unusual items of $21 million, which consisted of restructuring expense primarily for severance of $12 million, restructuring expense for asset impairments of $2 million, and asset impairment charges other than restructuring of $7 million. Gross profit as a percentage of sales for the nine months ended September 26, 2003, 2003 was 11.5% compared to 13.2% for the nine months ended September 27, 2002.

Administrative and selling expenses for the nine months ended September 26, 2003 of $400 million increased $43 million from $357 million for the nine months ended September 27, 2002. Higher costs resulted primarily from the unfavorable impact of foreign currency exchange of $21 million, an increase in charges for unusual items of $11 million, an increase in inflation, net of cost reductions, of $6 million, and an increase in advertising and professional fees of $5 million. Administrative and selling expenses for the nine months ended September 26, 2003 included $13 million of charges for unusual items, which consisted of approximately $5 million for costs associated with our separation from Northrop and $8 million of restructuring costs. Net pension and OPEB expense included in administrative and selling expenses for the nine months ended September 26, 2003 and September 27, 2002 was approximately $19 million and $17 million, respectively. Administrative and selling expenses as a percentage of sales were 4.8% for the nine months ended September 26, 2003 compared to 4.6% for the nine months ended September 27, 2002.

Research and development expenses were $119 million for the nine months ended September 26, 2003 compared to $108 million for the nine months ended September 27, 2002. Expenses increased primarily due to the unfavorable impact of foreign currency exchange of $10 million. Research and development expenses as a percentage of sales were 1.4% for the nine months ended September 26, 2003 and 1.4% for the nine months ended September 27, 2002.

Other (income) expense – net for the nine months ended September 26, 2003 was income of $25 million compared to income of $12 million for the nine months ended September 27, 2002. Other income for the nine months ended September 26, 2003 consisted of unrealized foreign currency exchange gains of $12 million, earnings of affiliates of $6 million, asset impairment charges of $1 million, minority interest expenses of $11 million, and other miscellaneous income of $19 million. Other income for the nine months ended September 27, 2002 consisted of unrealized foreign currency exchange losses of $3 million, earnings of affiliates of $5 million, net gain on sales of assets of $12 million, asset impairment charges of $9 million, minority interest expenses of $10 million, and other income of $17 million.

Interest expense for the nine months ended September 26, 2003 was $216 million compared to $210 million for the nine months ended September 27, 2002.

Loss on retirement of debt for the nine months ended September 26, 2003 was $31 million. In connection with the July 2003 refinancing of certain portions of its outstanding debt, the Company expensed unamortized deferred debt issuance costs attributable to the refinanced Term Loan A and Term Loan B facilities.

The effective tax rate for the nine months ended September 26, 2003 was higher than the statutory rate due primarily to tax losses in the U.S., where tax benefits for net operating losses are being fully reserved. These tax losses were primarily attributable to interest expense. Exclusive of the effect of the $85 million charge for purchased in-process research and development costs, the blended rate used for the seven months ended September 26, 2003 was 82%. For the two months ended February 28, 2003 the combined statement of earnings includes an allocation to the Predecessor of TRW Inc.’s and Northrop’s income taxes (credits) in amounts generally equivalent to the provisions that would have resulted had these entities filed separate income tax returns for the period presented.

EBITDA for the nine months ended September 26, 2003 was $798 million compared to $899 million for the nine months ended September 27, 2002. The decrease resulted primarily from a decline in net pension and OPEB income of $158 million and the net unfavorable impact of negative product mix partially offset by higher volume of $82 million, an increase in charges for unusual items of $10 million and other net costs of $5 million. These decreases were largely offset by the favorable impact of foreign currency of $94 million (which includes a $15 million non-cash unrealized currency translation gain on debt positions), and savings from cost reduction activities in excess of inflation and lower pricing of $60 million. Net pension and OPEB expense for the nine months ended September 26, 2003 was $35 million compared to income of $123 million for the nine months ended September 27, 2002. EBITDA for the nine months ended September 26, 2003 was reduced by unusual items of $25 million, which consisted of restructuring expenses principally for severance of $19 million and $6 million for costs associated with our separation from Northrop. EBITDA for the nine months ended September 27, 2002 was reduced by unusual items totaling $15 million, which consisted of restructuring expense mainly for severance of $7 million, restructuring expense for asset impairments of $9 million, asset impairment charges other than restructuring of $9 million, charges for pending and threatened litigation and claims of $2 million, and net gain on sale of assets of $12 million.

The following table provides a reconciliation of net earnings to EBITDA:

	Pro forma nine months ended

(Dollars in Millions)	September 26, 2003	September 27, 2002

Net earnings	$114	$218
Depreciation and amortization	358	351
Interest expense	216	210
Interest income	(5)	(4)
Loss on sale of receivables	9	8
Loss on retirement of debt	31	—
Income tax expense	75	116

EBITDA	$798	$899

Short period discussions on a historical basis

As a result of the Acquisition, the Company’s historical results of operations are reported on different bases under the purchase method of accounting. Accordingly, there are short reporting periods that are not comparable to other periods. Following is a discussion of the short periods, including the two months ended February 28, 2003 for Predecessor and seven months ended September 26, 2003 for Successor.

Two months ended February 28, 2003

For the two months ended February 28, 2003, the Predecessor generated sales of $1,916 million, with cost of sales of $1,686 million, resulting in a gross profit of $230 million and a gross profit margin of 12.0%. Administrative and selling expenses were $100 million or 5.2% of sales. Research and development expenses were $27 million or 1.4% of sales. Amortization of intangible assets was $2 million, other expense was $4 million and operating income was $97 million or 5.1% of sales. Interest expense was $48 million, interest income was $1 million and income tax expense was $19 million. Net earnings were $31 million or 1.6% of sales.

Seven months ended September 26, 2003

For the seven months ended September 26, 2003, the Successor generated sales of $6,453 million, with cost of sales of $5,782 million, resulting in a gross profit of $671 million and a gross profit margin of 10.4%. Administrative and selling expenses were $302 million or 4.7% of sales. Research and development expenses were $92 million or 1.4% of sales. Amortization of intangible assets was $19 million, other income was $28 million and operating income was $201 million or 3.1% of sales. Interest expense was $185 million, interest income was $5 million, loss on sale of receivables was $25 million, loss on retirement of debt was $31 million, and income tax expense was $41 million. Net losses were $76 million or 1.2% of sales. Included in cost of sales for the seven months ended September 26, 2003 was a $43 million charge for the reversal of inventory fair value write-up recorded as of the Acquisition date, relating to inventory sold during the period. Included in interest expense was $11 million related to bridge commitment fees and $5 million of net interest expense on borrowed funds held in escrow prior to the closing of the Acquisition. Included in loss on sale receivables was $18 million of one-time fees related to the establishment of the receivables facility.

Segment results of operations

The following table reconciles pro forma segment sales and profit before taxes to pro forma consolidated sales and profit before taxes for the three and nine-month periods ended September 26, 2003 and September 27, 2002. See Note 8 to the unaudited combined and consolidated interim financial statements for the reconciliation of historical segment sales and profit before taxes to historical consolidated amounts for the periods presented.

	Pro forma

	Three Months Ended		Nine Months Ended

	September 26,	September 27,	September 26,	September 27,
(Dollars in millions)	2003	2002	2003	2002

Sales:
Chassis Systems	$1,473	$1,425	$4,782	$4,369
Occupant Safety Systems	725	732	2,426	2,346
Other Automotive	338	328	1,118	1,058

	$2,536	$2,485	$8,326	$7,773

Profit before taxes:
Chassis Systems	$30	$61	$196	$233
Occupant Safety Systems	53	46	218	156
Other Automotive	24	42	95	106

Segment profit before taxes	107	149	509	495
Corporate expense and other	(30)	(34)	(87)	(88)
Financing costs	(103)	(68)	(253)	(216)
Net employee benefits income	(5)	47	20	143

Profit before taxes	$(31)	$94	$189	$334

CHASSIS SYSTEMS

For the three months ended September 26, 2003

	Historical	Pro forma
(Dollars in millions)	Successor	Adjustments	Pro forma

Sales	$1,473	$—	$1,473
Profit before taxes	$29	$1	$30
Unusual items—income (expense) included in profit before taxes	$(13)	$—	$(13)

For the three months ended September 27, 2002

	Historical	Pro forma
(Dollars in millions)	Predecessor	Adjustments	Pro forma

Sales	$1,485	$(60)	$1,425
Profit before taxes	$55	$6	$61
Unusual items—income (expense) included in profit before taxes	$(11)	$—	$(11)

For the nine months ended September 26, 2003

	Historical

	Predecessor	Successor

	Two Months	Seven Months
	Ended	Ended
	February 28,	September 26,	Pro forma
(Dollars in millions)	2003	2003	Adjustments	Pro forma

Sales	$1,110	$3,715	$(43)	$4,782
Profit before taxes	$46	$60	$90	$196
Unusual items—income (expense) included in profit before taxes	$(2)	$(16)	$—	$(18)

For the nine months ended September 27, 2002

	Historical	Pro forma
(Dollars in Millions)	Predecessor	Adjustments	Pro forma

Sales	$4,552	$(183)	$4,369
Profit before taxes	$214	$19	$233
Unusual items—income (expense) included in profit before taxes	$(14)	$—	$(14)

Pro forma three months ended September 26, 2003 compared to pro forma three months ended September 27, 2002

Sales for the three months ended September 26, 2003 of $1,473 million increased $48 million from $1,425 million for the three months ended September 27, 2002. The increase resulted from the favorable impact of foreign currency exchange of $95 million partially offset by $47 million for the net combined unfavorable impact of price reductions and lower volume.

Profit before taxes for the three months ended September 26, 2003 of $30 million declined $31 million from $61 million for the three months ended September 27, 2002. The decline resulted primarily from net combination of unfavorable product mix and lower volume of $28 million, and an increase in net pension and OPEB expense of approximately $11 million, partially offset by savings from cost reduction activities in excess of inflation and lower pricing of $8 million. Unusual items for the three months ended September 26, 2003 included restructuring expense of $13 million, primarily headcount reductions in Europe. Unusual items for the three months ended September 27, 2002 included restructuring expenses of $5 million and an asset impairment charge of $6 million.

Pro forma nine months ended September 26, 2003 compared to pro forma nine months ended September 27, 2002

Sales for the nine months ended September 26, 2003 of $4,782 million increased $413 million from $4,369 million for the nine months ended September 27, 2002. The increase resulted from the favorable impact of foreign currency exchange of $365 million and $48 million for the net combined favorable impact of higher customer volume and new product growth, net of lower pricing.

Profit before taxes for the nine months ended September 26, 2003 of $196 million declined $37 million from $233 million for the nine months September 27, 2002. The decrease resulted primarily from the impact of an unfavorable product mix in excess of the effect of higher volume of $46 million, and an increase in net pension and OPEB expense of approximately $25 million, partially offset by the favorable impact of foreign currency exchange of $14 million and savings from cost reduction activities in excess of inflation and lower pricing of $21 million. Unusual items for the nine months ended September 26, 2003 included restructuring expense of $18 million, primarily severance due to workforce reductions. Unusual items for the nine months ended September 27, 2002 included restructuring expense of $8 million, primarily for severance, and asset impairment charges other than restructuring of $6 million.

OCCUPANT SAFETY SYSTEMS

For the three months ended September 26, 2003

	Historical	Pro forma
(Dollars in millions)	Successor	Adjustments	Pro forma

Sales	$725	$—	$725
Profit before taxes	$53	$—	$53
Unusual items — income (expense) included in profit before taxes	$—	$—	$—

For the three months ended September 27, 2002

	Historical	Pro forma
(Dollars in millions)	Predecessor	Adjustments	Pro forma

Sales	$732	$—	$732
Profit before taxes	$48	$(2)	$46
Unusual items — income (expense) included in profit before taxes	$(9)	$—	$(9)

For the nine months ended September 26, 2003

	Historical

	Predecessor	Successor

	Two Months	Seven Months
	Ended	Ended
	February 28,	September 26,	Pro forma
(Dollars in millions)	2003	2003	Adjustments	Pro forma

Sales	$555	$1,871	$—	$2,426
Profit before taxes	$53	$132	$33	$218
Unusual items — income (expense) included in profit before taxes	$(1)	$—	$—	$(1)

For the nine months ended September 27, 2002

	Historical	Pro forma
(Dollars in Millions)	Predecessor	Adjustments	Pro forma

Sales	$2,346	$—	$2,346
Profit before taxes	$164	$(8)	$156
Unusual items — income (expense) included in profit before taxes	$(19)	$—	$(19)

Pro forma three months ended September 26, 2003 compared to pro forma three months ended September 27, 2002

Sales for the three months ended September 26, 2003 of $725 million declined $7 million from $732 million for the three months ended September 27, 2002. The decline resulted from the net combination of lower volume and price reductions totaling $30 million and $30 million resulting from a business divestiture, partially offset by the favorable impact of foreign currency exchange of $53 million.

Profit before taxes for the three months ended September 26, 2003 of $53 million improved $6 million from $46 million for the three months ended September 27, 2002. The improvement reflected a decrease in unusual charges of $9 million, the favorable impact of foreign currency exchange of $6 million and savings from cost reductions in excess of inflation and price reductions of $4 million, partially offset by the combined unfavorable impact of lower volume and negative product mix of $10 million. Unusual items for the three months ended September 27, 2002 consisted of restructuring expense of $2 million mostly for severance and an asset impairment charge other than restructuring of $7 million.

Pro forma nine months ended September 26, 2003 compared to pro forma nine six months ended September 27, 2002

Sales for the nine months ended September 26, 2003 of $2,426 million increased $80 million from $2,346 million for the nine months ended September 27, 2002. The increase resulted from the favorable impact of foreign currency exchange of $215 million that was partially offset by a net combination of lower volume and price reductions totaling $105 million, and the business divestiture of $30 million.

Profit before taxes for the nine months ended September 26, 2003 of $218 million increased $62 million from $156 million for the nine months ended September 27, 2002. The increase reflected savings from cost reductions in excess of inflation and price givebacks of $47 million, the favorable impact of foreign currency exchange of $27 million and a decrease in charges for unusual items of $18 million, partially offset by the unfavorable impact of lower volume and negative product mix of $25 million. Unusual items for the nine months ended September 26, 2003 consisted of restructuring expense of $1 million. Unusual items for the nine months ended September 27, 2002 included restructuring charges of $9 million consisting mostly of severance, asset impairment charges other than restructuring of $7 million and a write-down of an investment in an affiliate of $3 million.

OTHER AUTOMOTIVE

For the three months ended September 26, 2003

	Historical	Pro forma
(Dollars in millions)	Successor	Adjustments	Pro forma

Sales	$338	$—	$338
Profit before taxes	$24	$—	$24
Unusual items — income (expense) included in profit before taxes	$—	$—	$—

For the three months ended September 27, 2002

	Historical	Pro forma
(Dollars in millions)	Predecessor	Adjustments	Pro forma

Sales	$328	$—	$328
Profit before taxes	$47	$(5)	$42
Unusual items — income (expense) included in profit before taxes	$12	$—	$12

For the nine months ended September 26, 2003

	Historical

	Predecessor	Successor

	Two Months	Seven Months
	Ended	Ended
	February 28,	September 26,	Pro forma
(Dollars in millions)	2003	2003	Adjustments	Pro forma

Sales	$251	$867	$—	$1,118
Profit before taxes	$26	$65	$4	$95
Unusual items — income (expense) included in profit before taxes	$—	$—	$—	$—

For the nine months ended September 27, 2002

	Historical	Pro forma
(Dollars in Millions)	Predecessor	Adjustments	Pro forma

Sales	$1,058	$—	$1,058
Profit before taxes	$120	$(14)	$106
Unusual items — income (expense) included in profit before taxes	$12	$—	$12

Pro forma three months ended September 26, 2003 compared to pro forma three months ended September 27, 2002

Sales for the three months September 26, 2003 of $338 million increased $10 million from $328 million for the three months ended September 27, 2002. The increase was due to the favorable impact of foreign currency exchange of $24 million, which was partially offset by unfavorable impact of lower volume and price reductions of $14 million.

Profit before taxes for the three months ended September 26, 2003 of $24 million decreased $18 million from $42 million for the three months ended September 27, 2002. The decline resulted from the negative impact of unfavorable product mix and lower volume of $6 million, and a reduction in income from unusual items of $12 million. Unusual items for the three months ended September 27, 2002 consisted of net gains on asset sales of $7 million and other income of $5 million.

Pro forma nine months ended September 26, 2003 compared to pro forma nine months ended September 27, 2002

Sales for the nine months September 26, 2003 of $1,118 million increased $60 million from $1,058 million for the nine months ended September 27, 2002. The increase was due to the favorable impact of foreign currency exchange of $99 million, which was partially offset by unfavorable impact of lower volume and price reductions of $39 million.

Profit before taxes for the nine months ended September 26, 2003 of $95 million declined $11 million from $106 million for the nine months ended September 27, 2002. The decrease resulted from a reduction in income from unusual items of $12 million, the unfavorable impact of lower volume and adverse product mix of $11 million and an increase in net pension and OPEB expense of $5 million partially offset by savings from cost reductions in excess of inflation and lower customer pricing of $11 million, and the favorable impact of foreign currency exchange of $7 million. Unusual items for the nine months ended September 27, 2002 totaled $12 million, which consisted of net gains on asset sales of $7 million and other income of $5 million.

Liquidity and capital resources

Debt and commitments

Historically, prior to the Acquisition, the principal source of liquidity for the Predecessor was cash flow generated from operations, and principal liquidity requirements were for working capital and capital expenditures. In the United States, the Predecessor historically participated in a consolidated cash management system operated by TRW Inc. Under this arrangement, the Predecessor’s short-term financing was obtained from TRW Inc. rather than from external sources. Following the Acquisition, we have been operating using our own consolidated cash management system.

Our primary source of liquidity continues to be cash flow generated from operations. We also have availability under our revolving credit facility and receivables facility, subject to certain conditions, described below. See “Off-balance-sheet arrangements.” Our primary liquidity requirements are expected to be for debt service, working capital, capital expenditures and research and development.

We are significantly leveraged. In connection with the Acquisition, we issued the outstanding senior notes and the outstanding senior subordinated notes in a private offering, entered into new senior credit facilities, consisting of a revolving credit facility and term loan facilities, and initiated a trade accounts receivable securitization program, or the receivables facility. As of September 26, 2003, we had outstanding $3,338 million in aggregate indebtedness, with an additional $459 million of borrowing capacity available under our revolving credit facility, after giving effect to $41 million in outstanding letters of credit, which reduces the amount available. At September 26, 2003, we had no advances outstanding under our receivables facility. Our liquidity requirements will be significant, primarily due to debt service requirements and costs incurred in connection with our receivables facility.

We subsequently refinanced $200 million of the borrowings under our term loan A facility and all of the borrowings under our term loan B facilities with new term loan C facilities on July 22, 2003 in order to reduce our interest expense. As a result of this refinancing, while our liquidity requirements will continue to be significant, we expect a reduction in our annual cash interest expense of approximately $10 million.

The senior credit facilities, as amended, consist of a secured revolving credit facility and various senior secured term loan facilities. The revolving credit facility, through a syndication of lenders, provides for borrowings of up to $500 million including the availability of letters of credit, and is available in U.S. dollars, euros, pounds sterling and other currencies. The revolving credit facility matures on February 28, 2009. The term loan facilities consist of a $210 million term loan A facility that matures on February 28, 2009 and term loan C facilities that mature on February 28, 2011 consisting of a $1,150 million dollar denominated facility and €95 million euro denominated facility. The senior credit facilities are unconditionally guaranteed on a senior secured basis, in each case, by substantially all existing and future wholly owned domestic subsidiaries and by TRW Automotive Luxembourg. In addition, all obligations under the senior credit facilities, and the guarantees of those obligations, are secured by substantially all the assets of TRW Automotive Holdings, the Company and each U.S. guarantor, subject to certain exceptions. The obligations of the foreign subsidiary borrowers under the senior credit facilities, and foreign guarantees of such obligations are, subject to certain exceptions and only to the extent permitted by applicable legal and contractual provisions and to the extent that it does not result in adverse tax consequences, secured by substantially all of the assets of the foreign subsidiary borrowers and foreign subsidiary guarantors.

Borrowings under the senior credit facilities, as amended, bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) JPMorgan Chase Bank’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR or a eurocurrency rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At September 26, 2003, the margin for borrowings under the revolving credit facility and the term loan A facility was 2.50% with respect to base rate borrowings and 3.50% with respect to eurocurrency borrowings. The applicable margin for such borrowings may be reduced or increased based on our attaining certain leverage ratios. At September 26, 2003, the applicable margin for borrowings under the term loan C facilities was 2.00% with respect to base rate borrowings and 3.00% with respect to eurocurrency borrowings. The applicable margin for the borrowings under term loan C facilities is not subject to reduction.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder currently at a rate equal to 0.50% per annum (subject to adjustment quarterly based on the Company’s total leverage ratio, as defined, to a minimum of 0.375% and a maximum of 0.75%). We also pay customary letter of credit fees.

The term loans amortize each year generally in equal quarterly amounts (or in the case of the period after December 31, 2009 with respect to term loan C facilities, in quarterly amounts until the maturity date) in the following approximate aggregate principal amounts (in millions) for each year set forth below:

		Term loan C	Term loan C
	Term loan A	dollar	euro
Years ending December 31,	facility	denominated facility	denominated facility

2003	$—	$—	€—
2004	—	8.62	0.71
2005	—	11.50	0.95
2006	—	11.50	0.95
2007	84.44	11.50	0.95
2008	99.94	11.50	0.95
2009	25.62	11.50	0.95
Thereafter	—	1,083.88	89.54

Total	$210.00	$1,150.00	€95.00

Our outstanding senior notes consist of $925 million principal amount of 9 3/8% Senior Notes due 2013 and €200 million principal amount of 10 1/8% Senior Notes due 2013. Our outstanding senior subordinated notes consist of

$300 million principal amount of 11% Senior Subordinated Notes due 2013 and €125 million principal amount of 11 3/4% Senior Subordinated Notes due 2013. Interest is payable semi-annually on February 15 and August 15, with the first payment having been made on August 15, 2003. Our outstanding senior notes are unconditionally guaranteed on a senior unsecured basis and our outstanding senior subordinated notes are unconditionally guaranteed on a senior subordinated unsecured basis, in each case, by substantially all existing and future wholly owned domestic subsidiaries and by TRW Automotive Luxembourg, our restricted Luxembourg subsidiary. The senior credit facilities, outstanding senior notes and outstanding senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including, in the case of the senior credit facilities, the outstanding senior notes and outstanding senior subordinated notes, as well as the Northrop subordinated note), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness (including, in the case of the senior credit facilities, the outstanding senior notes, outstanding senior subordinated notes and the receivables facility, as well as the Northrop subordinated note), and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined, and in connection with certain asset sales and the incurrence of debt not permitted under the senior credit facilities.

We are subject to increased OPEB cash costs due to, among other factors, rising health care costs. In addition, we expect to have substantially increased pension funding obligations in the future. See “— Pension plans,” “ — Critical accounting estimates — Pensions” and “ — Critical accounting estimates — Other post-retirement benefits.”

We believe that funds generated from operations and planned borrowing capacity will be adequate to fund debt service requirements, capital expenditures, working capital requirements and company-sponsored research and development programs. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of warranty and recall and litigation claims, among other things.

We believe that our current financial position and financing plans will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new revolving credit facility or receivables facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Cash flows

Cash provided by operating activities for the nine months ended September 26, 2003 was $224 million as compared to $320 million for the nine months ended September 27, 2002. The $96 million decrease was due primarily to higher earnings in the prior year period and higher net working capital requirements in 2003, due to uncollected receivables given the quarter end date of September 26th.

Cash used in investing activities increased from $235 million in the first nine months of 2002 to approximately $3.5 billion in the nine months ended September 26, 2003, principally due to the use of borrowed funds to consummate the Acquisition. Capital expenditures in the nine months ended September 26, 2003 were $218 million compared to $245 million in the comparable prior year period.

Cash provided by financing activities was $3.8 billion for the nine months ended September 26, 2003 compared to $7 million used in financing activities for the same period in 2002. The increase was due to new borrowings used to finance the Acquisition, as well as net amounts received from TRW to settle intercompany accounts.

Capital expenditures

We expect to spend approximately $400 million in capital expenditures in 2003, primarily in connection with the continuation of new product launches, upgrading existing products, additional new product launches in 2003 and providing for incremental capacity, infrastructure and equipment at our facilities to support our manufacturing and cost reduction efforts. Our capital expenditures for the nine months ended September 26, 2003 were $218 million.

Contractual obligations and commitments

The following table reflects our contractual obligations as of December 31, 2002, on a pro forma basis, after giving effect to the Transactions:

	Payments due by period

		Less than	1- 3	3 - 5	More than
(Dollars in millions)	Total	1 year	years	years	5 years

Long-term debt obligations	$3,294	$38	$146	$209	$2,901
Capital lease obligations	18	2	5	4	7
Operating lease obligations	204	53	75	45	31
Unconditional purchase obligations*	—	—	—	—	—
Other long-term liabilities	2,097	118	406	417	1,156

Total	$5,613	$211	$632	$675	$4,095

*	There were no unconditional purchase obligations other than those related to inventory, services, tooling and property, plant and equipment purchases in the ordinary course of business.

Off-balance sheet arrangements

We do not have guarantees related to unconsolidated entities, which have, or are reasonably likely to have, a material current or future effect on our financial position, results of operations or cash flows.

In connection with the Acquisition, we entered into a receivables facility, which provides up to $600 million in funding from commercial paper conduits sponsored by several of the lenders under our senior credit facilities, based on availability of eligible receivables and other customary factors. At the closing of the Acquisition, certain of our subsidiaries (the “sellers”) signed a receivables purchase agreement and began selling trade accounts receivables (the “receivables”) originated by them in the United States through the receivables facility. Receivables are sold to TRW Automotive Receivables LLC (the “transferor”) at a discount. The transferor is a bankruptcy-remote special purpose limited liability company that is our wholly owned consolidated subsidiary. The transferor’s purchase of receivables is financed through a transfer agreement with TRW Automotive Global Receivables LLC (the “borrower”). Under the terms of the transfer agreement, the borrower purchases all receivables sold to the transferor. The borrower is a bankruptcy-remote qualifying special purpose limited liability company that is wholly owned by the transferor and is not consolidated when certain requirements are met as further described below.

Generally, multi-seller commercial paper conduits supported by committed liquidity facilities are available to provide cash funding for the borrowers’ purchase of receivables through secured loans/tranches to the extent desired and permitted under the receivables loan agreement. A note is issued by the borrower to the transferor for the difference between the purchase price for the receivables purchased and cash available to be borrowed through the facility. The sellers of the receivables act as servicing agents per the servicing agreement and continue to service the transferred receivables for which they receive a monthly servicing fee at a rate of 1% per annum of the average daily outstanding balance of receivables. The usage fee under the facility is 1.50% of outstanding borrowings. In addition, we are required to pay a fee of 0.50% on the unused portion of the receivables facility. These rates are per annum and payments of these fees are made to the lenders on the monthly settlement date.

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance for the week as of Friday of the previous week. This balance is reported no later than the third business day of the subsequent week to the lenders. Availability is determined by reducing the receivables balance by outstanding borrowings under the program, the historical rate of collection on those receivables and other

TRW Automotive Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration.) Based on the terms of this facility and on the criteria described above, as of September 26, 2003, approximately $463 million of the Company’s accounts receivable balance was considered eligible for borrowings under the program, of which approximately $370 million would have been available for funding. We had no outstanding borrowings under this facility as of September 26, 2003.

This facility can be treated as a general financing agreement or as an off-balance sheet financing arrangement. Whether the funding and related receivables are shown as liabilities and assets, respectively, on our consolidated balance sheet, or, conversely, are removed from the consolidated balance sheet depends on the level of the multi-seller conduits’ loans to the borrower. When such level is at least 10% of the fair value of all of the borrower’s assets (consisting principally of receivables sold by the sellers), the securitization transactions are accounted for as a sale of the receivables under the provisions of SFAS 140,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,’’ and are removed from the consolidated balance sheet. The proceeds received are included in cash flows from operating activities in the statements of cash flows. Costs associated with the off-balance sheet receivables facility are recorded as loss on sale of receivables in the Company’s consolidated statement of operations. The book value of the Company’s retained interest in the receivables approximates fair market value due to the current nature of the receivables.

However, at such time as the fair value of the multi-seller commercial paper conduits’ loans are less than 10% of the fair value of all of the borrower’s assets, we are required to consolidate the borrower, resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. As there were no borrowings outstanding under the receivables facility on September 26, 2003, the fair value of the multi-seller conduits’ loans was less than 10% of the fair value of all of the borrower’s assets and, therefore, the financial position and results of operations of the borrower were included in our consolidated financial statements as of September 26, 2003.

Environmental matters

A reserve estimate for each environmental matter is established using standard engineering cost estimating techniques on an undiscounted basis. In the determination of such costs, consideration is given to the professional judgment of our environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At September 26, 2003, we had reserves for environmental matters of $99 million.

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, results of operations or competitive position. Our capital expenditures for environmental control facilities during 2003 and 2004 are not expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on our financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future. In connection with the Acquisition, Northrop has agreed to indemnify us for 50% of any environmental liabilities associated with the operation or ownership of TRW Inc.’s automotive business existing at or prior to the Acquisition, subject to certain exceptions.

Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against us or our subsidiaries, covering a wide range of matters that arise in the ordinary course of our business activities with respect to commercial, product liability and environmental matters.

In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed us that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then-parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation.

Kelsey-Hayes Company became a wholly owned subsidiary of TRW Inc. upon TRW Inc.’s acquisition of Lucas Varity in 1999 and became our wholly-owned subsidiary in connection with the Acquisition. We have cooperated with the investigation and are unable to predict the outcome of the investigation at this time.

On May 6, 2002, ArvinMeritor Inc. filed suit against TRW Inc. in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that TRW Inc. supplied to ArvinMeritor and the voluntary recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement from TRW Inc. for the costs associated with both the products recalled by TRW Inc. and those recalled by ArvinMeritor on its own. ArvinMeritor is seeking $18.3 million in damages plus legal fees, administrative expenses and interest. We believe that we have meritorious defenses and intend to defend vigorously the claims asserted against us, but cannot predict the outcome of this lawsuit.

On October 1, 2002, International Truck & Engine Corporation notified the National Highway Traffic Safety Administration, or NHTSA, of a program to affect a voluntary safety recall of hydraulic anti-lock brake systems electronic control units manufactured by Kelsey-Hayes Company. On October 1, 2002, International Truck’s parent company filed a current report on Form 8-K in which it disclosed that it seeks to recover costs associated with its recall from the manufacturer of the electronic control units and indicated that it expects to record a pre-tax charge of approximately $51 million for estimated recall costs. On October 3, 2002, Kelsey-Hayes Company filed a declaratory judgment action against International Truck in the Circuit Court for the County of Oakland, Michigan seeking a judgment declaring that International Truck has no right to recover any of the costs associated with the recall. On November 22, 2002, International Truck filed an answer and counterclaim. On December 20, 2002, Kelsey-Hayes Company filed an answer to the counterclaims of International Truck & Engine Corporation. The parties reached an agreement to settle this dispute on September 10, 2003 and the settlement does not have a material effect on the Company’s financial position, results of operations or cash flows.

On December 30, 2002, Koyo Seiko Co., Ltd. and Koyo Delaware, Inc. filed a complaint against TRW Inc. and its then wholly-owned subsidiary, TRW Automotive Holding Company, in the Circuit Court for Monroe County, Tennessee, alleging that TRW Inc. violated certain non-assignment and other provisions of a 1988 partnership agreement with Koyo, under which the parties formed TKS, by agreeing to be merged into Northrop and by cooperating with Northrop in preparing for the spin-off of TRW Inc.’s automotive business or the sale of that business to BCP Acquisition Company L.L.C., an entity controlled by Blackstone. The complaint included claims for breach of contract, breach of fiduciary duty and breach of good faith and fair dealing. It sought declaratory relief consisting of an injunction prohibiting the defendants from including the partnership interest held by TRW Automotive Holding Company in any sale or transfer to Blackstone and from disclosing Koyo trade secrets to third parties, orders terminating defendants’ participation in the partnership and requiring defendants to sell their partnership interest to Koyo and damages. On January 21, 2003, TRW Inc. and TRW Automotive Holding Company filed a motion to dismiss or for summary judgment. On February 21, 2003, the Circuit Court for Monroe County, Tennessee, issued a temporary injunction prohibiting the sale to any entity controlled by Blackstone, of the partnership interest held by TRW Automotive Holding Company, in TKS, pending the final hearing of the matter. On March 7, 2003, Koyo Seiko filed a cross motion for partial summary judgment seeking a permanent injunction and other relief. On July 30, 2003, the court issued an order, which enjoined TRW Inc. and its subsidiaries and affiliates from: (i) selling or transferring all or any part of its partnership interest in TKS to Blackstone; (ii) assigning all or part of its rights under the TKS Partnership Agreement to Blackstone; and (iii) delegating all or part of its obligations under the TKS Partnership Agreement to Blackstone. On September 30, 2003, Northrop sold its 51% interest in TKS to Koyo Seiko and an agreement was executed pursuant to which the litigation was settled.

While certain of our subsidiaries have been subject in recent years to asbestos-related claims, we believe that such claims will not have a material adverse effect on our financial condition or results of operations. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by our subsidiaries. We believe that the majority of the claimants were assembly workers at the major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We believe that, to the extent any of the products sold by our subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, we believe that only a small proportion of the claimants has or will ever develop any asbestos-related impairment.

Neither our settlement costs in connection with asbestos claims nor our average annual legal fees to defend these claims have been material in the past. These claims are strongly disputed by us and it has been our policy to defend against them aggressively. We have been successful in obtaining the dismissal of many cases without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims.

However, while our costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

We believe that the ultimate resolution of the foregoing matters will not have a material effect on our financial condition or results of operations.

Recent accounting pronouncements

The FASB recently issued the following accounting pronouncements applicable to the Company:

•	SFAS No. 141, “Business Combinations” (“SFAS 141”);

•	SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”);

•	SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”);

•	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”);

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”);

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”);

•	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”);

•	SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. (“SFAS 150”);

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”); and

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”);

SFAS 141 requires that acquisitions entered into after June 30, 2001 are accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. SFAS 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. Beginning January 1, 2002, goodwill is no longer amortized. Rather, goodwill is tested for impairment by comparing the asset’s fair value to its carrying value. In addition, the value of workforce of approximately $15 million was reclassified from intangible assets to goodwill. We adopted SFAS 142 on January 1, 2002. The following table reflects the reconciliation of reported net earnings (losses) to adjusted net earnings for the exclusion of goodwill amortization:

	Predecessor					Successor

				Nine Months	Two months	Seven months
				ended	ended	ended
	Year ended December 31,			September 27,	February 28,	September 26,
(Dollars in millions)	2000	2001	2002	2002	2003	2003

				(unaudited)	(unaudited)	(unaudited)
Reported net earnings (losses)	$97	$(25)	$164	$197	$31	$(76)
Add back: goodwill amortization, net of tax	47	53	—	—	—	—

Adjusted net earnings (losses)	$144	$28	$164	$197	$31	$(76)

SFAS 143 requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The statement was effective as of January 1, 2003. The Predecessor adopted SFAS 143 on January 1, 2003 and the adoption did not have a material impact on the combined financial statements.

In April 2002, the FASB issued SFAS 145, which requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends SFAS 13 requiring certain modifications to capital leases to be treated as sale-leaseback transactions and to subleases when the original lessee remains a secondary obligor, or guarantor. The Predecessor adopted the provisions of SFAS 145 related to the rescission of SFAS 4 on January 1, 2003. In the first quarter of 2002, the Predecessor completed an unsolicited repurchase of £5.4 million (approximately $8 million) of the 10.875% debentures issued by a subsidiary due 2020. The repurchase resulted in an extraordinary gain of $4 million before taxes and $2 million after taxes. The extraordinary gain recorded for the extinguishment of debt in the first quarter of 2002 has been reclassified into net earnings in the accompanying financial statements. The remaining provisions of SFAS 145 were effective for transactions and reporting subsequent to May 15, 2002 and were adopted by the Predecessor as of that date. The adoption of these provisions did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS 146, which requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The Predecessor adopted SFAS 146 on January 1, 2003 and the adoption did not have a material impact on the combined financial statements.

In November 2002, the FASB issued FIN 45, which expands the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of these provisions did not have a material impact on the Predecessor’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. FIN 46 currently requires consolidation of older, existing variable interest entities in the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure requirements apply in all financial statements initially issued after January 31, 2003. The adoption of FIN 46 did not have a material impact on the Predecessor’s or the Company’s financial position, results of operations and cash flows.

In April 2003, the FASB issued SFAS 149, which requires contracts with comparable characteristics to be accounted for similarly, and is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after that date. The Company will adopt SFAS 149 as of the beginning of the fiscal quarter ending September 26, 2003, and does not expect the adoption of this standard to have a material impact on its reported financial position of results of operations.

In May 2003, the FASB issued SFAS 150, which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and other provisions are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Successor’s financial position.

Outlook

Although we believe our year-to-date third quarter results provide us a strong basis for the year, we remain cautious about industry production volumes for the remainder of the year as fourth quarter industry production volumes are expected to be below the levels achieved in the prior year fourth quarter. We expect our sales for 2003 to be approximately $11.0 billion, which is better than the pro forma level of approximately $10.4 billion achieved in 2002. We expect the decline from lower industry volumes to be offset by growth in new product offerings and the effect of currency exchange. We expect our capital expenditures for 2003 to be in the range of 3.6% to 4.0% of sales. Finally, we expect to end fiscal 2003 with a lower level of gross debt than the approximately $3.5 billion level of gross debt we started with on March 1, 2003 immediately following the Acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to inherent risks attributed to operating in a global economy. Our practice is to utilize derivative financial instruments to manage foreign currency exchange rate risks whenever possible. Historically, the Predecessor managed cash flow transactional foreign currency exchange risk pursuant to its written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect our cash flow from adverse movements in exchange rates. Forward contracts and options are only used to hedge transaction exposures and are accounted for according to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Risk associated with translation exposures are not hedged. Transactional currency exposures are reviewed every four months and any natural offsets are considered prior to entering into a derivative financial instrument. Following the Acquisition, we are operating in accordance with written policies regarding the use of derivative financial instruments that are similar to those historically maintained by TRW Inc., but we are continuing to evaluate these policies.

We are exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. We limit this exposure by entering into agreements directly with a number of major financial institutions that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. We view derivative financial instruments as a risk management tool and do not use them for speculative or trading purposes.

Based on our exposure to foreign currency exchange rate risk relating to derivative foreign currency instruments outstanding at September 26, 2003, a 10% uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an decrease in fair value of approximately $9 million.

Fluctuations in foreign currency exchange rates affect the reported amounts of the Company’s assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate as shown below, a hypothetical 10% detrimental change in foreign exchange rates on assets, liabilities and sales denominated in foreign currencies was assumed for all exchange rates as of and for the seven months ended September 26, 2003. The Company’s material exposures to foreign exchange rate fluctuations primarily relate to the Euro and British Pound, among others. Based on sales volume, approximately 15% and 45% of the Company’s international operations were conducted in the U.K. and countries that have adopted the Euro as their transactional currency, respectively.

The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, total liabilities and sales:

	Balance	10% decrease
	as of and for the	in value of
	seven months ended	local currencies vs. the
	September 26, 2003	U.S. dollar

Total Assets	$9,448	$8,056
Total Liabilities	$8,203	$7,767
Sales	$6,453	$6,014

At September 26, 2003, approximately 46% of our total debt was at variable interest rates. We are required under our senior credit facilities to maintain appropriate interest protection and other hedging arrangements so that at least 50% of our consolidated indebtedness will effectively bear interest at a fixed rate for a period of three years. Exclusive of the effects of these hedging arrangements, based on our interest rate exposure on variable rate borrowings outstanding at September 26, 2003, a one-percentage-point increase in the average interest rate would increase future interest expense by approximately $15 million per year.

Our sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial and accounting officers, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act rules) as of September 26, 2003, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in such Exchange Act rules.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in this Quarterly Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies”, there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed on November 5, 2003.

ITEM 2. USE OF PROCEEDS

The proceeds received by us from the offering of outstanding senior notes and senior subordinated notes, together with the borrowings under our new senior credit facilities and the advances under our receivables facility, the cash equity contribution made primarily by affiliates of Blackstone, the equity issued to an affiliate of Northrop, the short term note payable to Northrop and the borrowings under the note issued to an affiliate of Northrop by our direct parent, TRW Automotive Intermediate Holdings Corp. (“TRW Automotive Intermediate Holdings”), which have been recorded by us as paid-in-capital at an amount based on the estimated fair value of $441 million, were used upon consummation of the Acquisition and related financings (the “Transactions”) to pay $4,443 million (excluding assumed debt of $210 million), subject to post-closing adjustments, for the purchase of TRW Inc.’s automotive business and to pay approximately $193 million in transaction fees and expenses incurred in connection with the Transactions.

The following table sets forth the sources and uses of the funds for the Transactions consummated on February 28, 2003. Information presented in the following table has been calculated using exchange rates at February 28, 2003, as described in the notes to the table presented below:

(Dollars in Millions)

Sources		Uses

Revolving credit facility(1)	$—	Purchase price (excluding assumed debt (10)	$4,443
Short term note payable(2)	105	Assumed debt(8)	210
Term loan A facility (3)	410	Transaction fees and expenses	193
Term loan B facilities(3), (4)	1,100	Cash(11)	174
Receivables facility(5)	150
Outstanding dollar senior notes	925
Outstanding euro senior notes(6)	217
Outstanding dollar senior subordinated notes	300
Outstanding euro senior subordinated notes(7)	135
Assumed debt(8)	210
Equity(9)	1,468

Total Sources	$5,020	Total Uses	$5,020

ITEM 2. USE OF PROCEEDS (continued)

(1)	The revolving credit facility provides for borrowings of up to $600 million. At the closing of the Acquisition, we drew down $12 million from the revolving credit facility, which we repaid on March 4, 2003 with general corporate funds. At the closing of the Acquisition, JPMorgan Chase Bank (the “escrow agent”), acting for the benefit of management and employees of TRW Automotive, subscribed for and purchased $12 million of shares of common stock of TRW Automotive Holdings Corp. (“TRW Automotive Holdings”) with the proceeds of a promissory note issued to the Company. On March 25, 2003, TRW Automotive Holdings repurchased a portion of such shares from the escrow agent (and affiliates of Blackstone purchased the balance of such shares from the escrow agent) and the note was repaid. On March 25, 2003, management and employees of the Company subscribed for and purchased the number of shares of common stock of TRW Automotive Holdings repurchased by TRW Automotive Holdings from the escrow agent.

(2)	Short-term note payable to Northrop reflecting certain estimated post-closing capital adjustments, subject to final negotiations.

(3)	On July 22, 2003, we refinanced $200 million of the borrowings under the tranche A term loan and all of the borrowings under the tranche B term loans with new tranche C term loans in order to reduce our interest expense. See “Management’s Discussion and analysis of financial condition and results of operations – Liquidity and capital resources”.

(4)	Approximate U.S. dollar equivalent of the dollar and euro denominated tranche B term loans, based on an exchange rate at February 28, 2003 of $1.0821=Î1.00.

(5)	The receivables facility provides for advances of up to $600 million, based on availability of eligible receivables. Because advances under the receivables facility depend on the availability of eligible receivables, the amount available for advances under such facility fluctuates over time.

(6)	Approximate U.S. dollar equivalent of the outstanding euro senior notes, based on an exchange rate at February 28, 2003 of $1.0821 = Î1.00.

(7)	Approximate U.S. dollar equivalent of the outstanding euro senior subordinated notes, based on an exchange rate at February 28, 2003 of $1.0821 = Î1.00.

(8)	Reflects the outstanding amount of £95 million Lucas Varity senior notes that were assumed by TRW in connection with the acquisition of Lucas Varity in 1999, plus accrued interest, based on an exchange rate at February 28, 2003 of $1.5782 = £1.00 and certain other indebtedness, which have been assumed by us as part of the Acquisition.

(9)	Equity consists of (a) a cash equity contribution of $698 million primarily from affiliates of Blackstone to our indirect parent, TRW Automotive Holdings, which has been contributed to TRW Automotive Intermediate Holdings and, in turn, to us, (b) $170 million of newly issued shares of TRW Automotive Holdings common stock, which has been contributed to TRW Automotive Intermediate Holdings and, in turn, to us and (c) the full face amount of the $600 million subordinated note issued by TRW Automotive Intermediate Holdings to an affiliate of Northrop to acquire the stock of certain subsidiaries. This stock has been contributed to us and recorded by us as paid-in-capital at an amount based on the estimated $348 million fair value of the note calculated by applying a 12% discount rate over an expected 15 year life of the note, which life assumes that the debt rating on our lowest rated securities will not be investment grade or higher on the fifth anniversary of the closing of the Acquisition.

(10)	Purchase price (excluding assumed debt) consisted of (a) $3,533 million of cash paid at closing, (b) the short-term note payable to Northrop reflecting certain estimated post-closing adjustments, subject to final negotiations, (c) $170 million of newly issued shares of TRW Automotive Holdings common stock, (d) the full face amount of the $600 million subordinated note issued by TRW Automotive Intermediate Holdings to an affiliate of Northrop and (e) the $35 million promissory note issued by an affiliate of Blackstone to an affiliate of Northrop to acquire one of the Korean subsidiaries of our predecessor company in the Acquisition. This promissory note was repaid in full shortly after the closing of the Acquisition.

(11)	Reflects cash proceeds available to us for general working capital requirements subsequent to the completion of the Transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit
Number	Exhibit Name

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

During the three months ended September 26, 2003 and prior to the filing of this Report, TRW Automotive Inc. filed the following Current Report on Form 8-K:

November 7, 2003: Form 8-K reporting under “Item 12. Results of Operations and Financial Condition” the filing of financial information containing highlighted financial data for the three months ended September 26, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW AUTOMOTIVE INC.

(Registrant)

Date: November 7, 2003	/s/ Joseph S. Cantie
Joseph S. Cantie
Vice President and Chief Financial Officer
(Principal Financial Officer)

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31(a)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002